Form 10-K/A
period 2020-12-31
Motive Capital Corp
filed 2021-06-02
CIK 1827821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

 References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Motive Capital Corp., unless the context otherwise indicates.

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Motive Capital Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 23, 2021 (the "Original Filing").

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 15, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with the audit committee of the Company's board of directors (the "Audit Committee"), concluded that its previously issued Financial Statements for the period beginning with the period from September 28, 2020 (inception) through December 31, 2020 (the "Affected Period") should be restated because of a misapplication in the guidance around accounting for our outstanding warrants and forward purchase agreement to purchase ordinary shares and should no longer be relied upon.

Historically, the warrants and the forward purchase agreement were reflected as a component of equity as opposed to assets or liabilities on the balance sheets and the statement of operations did not include the subsequent non-cash changes in estimated fair value of these financial instruments, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the forward purchase agreement and the Company’s application of ASC 815-40 to the warrant agreement and the forward purchase agreement. We reassessed our accounting for our warrants and the forward purchase agreement issued in December 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants and the forward purchase agreement should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the warrants and the forward purchase agreement did not have any impact on our liquidity, cash flows, revenues or costs of operating our business, in the Affected Period or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants and forward purchase agreement does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report on Form 10-K/A, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants and the forward purchase agreement we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities and the forward purchase agreement, change in fair value of derivative liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Period

We have implemented a remediation plan, described under Item 9A, Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our warrants but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

As a result of such material weakness, the restatement related to the accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Our warrants and the forward purchase agreement are accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.

We account for our warrants and the forward purchase agreement as derivative assets or liabilities. At each reporting period (1) the accounting treatment of the warrants and the forward purchase agreement will be re-evaluated for proper accounting treatment as an asset, liability or equity and (2) the fair value of the asset or liability of the public warrants, private placement warrants and the forward purchase agreement will be remeasured and the change in the fair value of the asset or liability will be recognized as other income (expense) in our statement of operations. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants and the forward purchase agreement that are accounted for as a derivative assets or liabilities, which may make it more difficult for us to consummate an initial business combination with a target business.

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

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines, which we believe are essential in evaluating prospective target businesses. We will use these guidelines to evaluate acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe:

·	utilizes our management team’s and Motive’s extensive network of relationships, which enables access to proprietary and advantaged deal flow;

·	benefits from Motive’s fully integrated platform of investment expertise, industry perspective and skillset, and technological and innovation capabilities;

·	provides strategically important infrastructure and business services to its customers, and thus has a defensible market position with high barriers to entry against new potential market entrants;

·	has a history of strong operating and financial results, and strong fundamentals, which can be improved further under our ownership;

·	is prepared to be a public company and will benefit from having a public currency in order to enhance its ability to pursue accretive acquisitions, high-return product development and innovation, and/or strengthen its balance sheet;

·	will offer an attractive risk-adjusted return for our shareholders, potential upside from growth in the target business and an improved capital structure that will be weighed against any identified downside risks; and

·	combines attractive business fundamentals with, or with the potential for, strong ESG practices consistent with Motive’s ESG policy.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

·	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

·	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

·	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

·	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

·	our inability to pay dividends on our Class A ordinary shares;

·	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

·	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

·	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

·	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

·	solely dependent upon the performance of a single business, property or asset; or

·	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Business combinations with financial technology businesses may involve special considerations and risks. If we complete our initial business combination with a financial technology business, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

·	if the company or business we acquire provides products or services which relate to the facilitation of financial transactions, such as funds or securities settlement system, and such product or service fails or is compromised, we may be subject to claims from both the firms to whom we provide our products and services and the clients they serve;
·	if we are unable to keep pace with evolving technology and changes in the financial services industry, our revenues and future prospects may decline; our ability to provide financial technology products and services to customers may be reduced or eliminated by regulatory changes;
·	any business or company we acquire could be vulnerable to cyberattack or theft of individual identities or personal data;
·	difficulties with any products or services we provide could damage our reputation and business;
·	a failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business;
·	we may not be able to protect our intellectual property and we may be subject to infringement claims.

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

Prior to the closing of our initial business combination, holders of our founder shares are the only shareholders of the Company which will have the right to vote on the election of directions. As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

·	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;

·	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

·	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

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

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

·	a limited availability of market quotations for our securities;

·	reduced liquidity for our securities;

·	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

·	a limited amount of news and analyst coverage; and

·	a decreased ability to issue additional securities or obtain additional financing in the future.

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

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

·	may significantly dilute the equity interest of investors;

·	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

·	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

·	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

·	costs and difficulties inherent in managing cross-border business operations;

·	rules and regulations regarding currency redemption;

·	complex corporate withholding taxes on individuals;

·	laws governing the manner in which future business combinations may be effected;

·	exchange listing and/or delisting requirements;

·	tariffs and trade barriers;

·	regulations related to customs and import/export matters;

·	local or regional economic policies and market conditions;

·	unexpected changes in regulatory requirements;

·	challenges in managing and staffing international operations;

·	longer payment cycles;

·	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

·	currency fluctuations and exchange controls;

·	rates of inflation;

·	challenges in collecting accounts receivable;

·	cultural and language differences;

·	employment regulations;

·	underdeveloped or unpredictable legal or regulatory systems;

·	corruption;

·	protection of intellectual property;

·	social unrest, crime, strikes, riots and civil disturbances;

·	regime changes and political upheaval;

·	terrorist attacks and wars; and

·	deterioration of political relations with the United States.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

·	restrictions on the nature of our investments; and

·	restrictions on the issuance of securities,

·	each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

·	registration as an investment company;

·	adoption of a specific form of corporate structure; and

·	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

In this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Motive Capital Corp. (the "Company") for the fiscal year ended December 31, 2020, we are restating (i) our audited financial statements as of December 31, 2020 and for the period from September 28, 2020 (inception) to December 31, 2020.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 15, 2020, our warrants and the forward purchase agreement were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants and the forward purchase agreement should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the Affected Period should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase ordinary shares and the forward purchase agreement and should no longer be relied upon.

Historically, the warrants and the forward purchase agreement were reflected as a component of equity as opposed to assets or liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants or forward purchase agreement, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the forward purchase agreement and the Company’s application of ASC 815-40 to the warrant agreements and the forward purchase agreement. We reassessed our accounting for the warrants and the forward purchase agreement issued on December 15, 2020, in light of the SEC Staff’s published views. Based on this reassessment, and after consultation with our audit committee and independent registered accounting firm we determined that the warrants and the forward purchase agreement should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

Our accounting for the warrants and the forward purchase agreement as components of equity instead of as derivative assets or liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company's warrants and the forward purchase agreement as components of equity instead of as derivative assets or liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

The registration statement for our Initial Public Offering was declared effective on December 10, 2020. On December 15, 2020, we consummated the Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) which includes the full exercise by the underwriter of its over-allotment option in the amount of 5,400,000 Units, at $10.00 per Unit, generating gross proceeds of $414,000,000.Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share.

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

In connection with the consummation of the Initial Public Offering, we entered into a forward purchase agreement with fund vehicles managed by an affiliate of Motive Partners (collectively the “Motive Fund Vehicles”), pursuant to which the Motive Fund Vehicles committed that they intend to purchase from us 14,000,000 forward purchase units, with each forward purchase unit consisting of one Class A ordinary share, or a forward purchase share, and one-third of one warrant to purchase one Class A ordinary share, or a forward purchase warrant, for $10.00 per unit, or an aggregate amount of $140,000,000, in a private placement that will close concurrently with the closing of our initial Business Combination (the “Forward Purchase Agreement”). The proceeds from the sale of these forward purchase units, together with the amounts available to us from the Trust Account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by us in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. The Motive Fund Vehicles may purchase less than 14,000,000 forward purchase units in accordance with the terms of the Forward Purchase Agreement. In addition, the Motive Fund Vehicles commitment under the Forward Purchase Agreement will be subject to approval, prior to our entering into a definitive agreement for our initial business combination, of their investment committees and sufficiency of capital to purchase. The forward purchase shares will be identical to the Class A ordinary shares included in the units being sold in this offering, except that they will be subject to transfer restrictions and registration rights, as described herein. The forward purchase warrants will have the same terms as the Public Warrants.

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

For the period from September 28, 2020 (inception) through December 31, 2020, we had net loss of approximately $11.8 million, which consisted of approximately $10.7 million loss from change in fair value of derivative liabilities, approximately $1.1 million transaction costs on derivative liabilities, and approximately $35,000 in general and administrative expenses, partially offset by approximately $21,000 in gains on marketable securities, dividends and interest held in Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants and the Forward Purchase Agreement issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments and the Forward Purchase Agreement to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the period from September 28, 2020 (inception) through December 31, 2020, the change in fair value of derivative liabilities was an increase of approximately $10.7 million. We also recognized a charge of $1.1 million for the amount of offering costs ascribed to the derivative liabilities.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $1.7 million in our operating bank accounts, working capital of approximately $1.9 million and approximately $21,000 of interest income available in the Trust Account to pay for our tax obligations, if any.

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

The obligations under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase shares will be identical to the shares of Class A ordinary stock included in the Units being sold in the Initial Public Offering, except that they will be subject to transfer restrictions and registration rights. The forward purchase warrants will have the same terms as the Public Warrants. The affiliates' commitment under the forward purchase agreement is subject to, among other conditions, investment committee approval and sufficiency of capital to purchase.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, at December 31, 2020, 35,636,759 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 21,186,667 of the Company’s Class A ordinary shares, or the forward purchase agreement, covering up to 14,000,000 forward purchase units, in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

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

Derivative Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815-40. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

We issued 13,800,000 Private Warrants, 7,386,667 Private Placement Warrants and a Forward Purchase Agreement to purchase up to 14,000,000 of forward purchase units. All of our outstanding warrants and the Forward Purchase Agreement are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants as of the initial public offering date and December 31, 2020 using a binomial lattice model in a riskneutral framework. The fair value of the Public Warrants and the Private Placement Warrants are measured using a binomial lattice model in a risk-neutral framework. The fair value of the Forward Purchase Agreement is based on the fair value of our publicly traded Units on each valuation date, less the present value of the contractually stipulated forward price of $10.00.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants and the FPS. Since issuance on December 15, 2020, our warrants and the FPS were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our warrants and the FPS should be presented as liabilities with subsequent fair value remeasurement.

To remediate the material weakness surrounding the presentation of the Company’s warrants as equity instead of liability, the Company has reviewed these internal controls and enhanced the supervisory review of accounting procedures in this financial reporting area. All necessary revisions are properly reflected in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

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

MOTIVE CAPITAL CORP

Date: June 2, 2021	By:	/s/ Blythe Masters
Blythe Masters
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Blythe Masters Blythe Masters	Chief Executive Officer and Director (Principal Executive Officer)	June 2, 2021

/s/ Kristy Trieste Kristy Trieste	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	June 2, 2021

/s/ Rob Heyvaert Rob Heyvaert	Executive Chairman and Director	June 2, 2021

/s/ Jill M. Considine Jill M. Considine	Director	June 2, 2021

/s/ Stephen C. Daffron Stephen C. Daffron	Director	June 2, 2021

/s/ Dina Dublon Dina Dublon	Director	June 2, 2021

/s/ Paula Madoff Paula Madoff	Director	June 2, 2021

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain derivative liabilities. The Company previously accounted for its warrants and securities issued under the forward purchase agreement (the “FPA” and such securities, the “FPS”) as equity instruments. Management evaluated its warrants and the FPS against the Public Statement, and determined that the warrants and the FPS should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants and forward purchase agreement.

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

New York, New York

June 2, 2021

Motive Capital Acquisition Corporation

BALANCE SHEET

December 31, 2020

As Restated - See Note 2

Assets:
Current assets:
Cash	$1,674,650
Prepaid expenses	651,605
Total current assets	2,326,255
Investments held in Trust Account	414,020,525
Total Assets	$416,346,780

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$961
Accrued expenses	415,560
Total current liabilities	416,521
Deferred underwriting commissions	14,490,000
Derivative liabilities	40,532,280
Total liabilities	55,438,801

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 35,590,797 shares subject to possible redemption at $10.00 per share	355,907,970

Shareholders' Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,809,203 shares issued and outstanding excluding 35,590,797 shares subject to possible redemption	581
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035
Additional paid-in capital	16,798,022
Accumulated deficit	(11,799,629)
Total shareholders' equity	5,000,009
Total Liabilities and Shareholders' Equity	$416,346,780

The accompanying notes are an integral part of these financial statements.

Motive Capital Acquisition Corporation

STATEMENT OF OPERATIONS

For The Period From September 28, 2020 (inception) through December 31, 2020

As Restated - See Note 2

General and administrative expenses	$35,004
Loss from operations	(35,004)
Other income (expense)
Change in fair value of derivative liabilities	(10,659,080)
Transaction costs - derivative liabilities	(1,126,070)
Gain on marketable securities, dividends and interest held in Trust Account	20,525
Net loss	$(11,799,629)

Weighted average shares outstanding of Class A common shares	41,400,000
Basic and diluted net loss per common share, Class A	$0.00
Weighted average shares outstanding of Class B common shares	10,350,000
Basic and diluted net loss per common share, Class B	$(1.14)

The accompanying notes are an integral part of these financial statements.

Motive Capital Acquisition Corporation

STATEMENT OF CHANGE IN SHAREHOLDERS' EQUITY

For The Period From September 28, 2020 (inception) through December 31, 2020

As Restated - See Note 2

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 28, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	10,350,000	1,035	23,965	-	25,000
Sale of units in initial public offering, less allocation to derivative liabilities	41,400,000	4,140	-	-	394,537,860	-	394,542,000
Cash received in private placement in excess of initial fair value of private placement warrants	-	-	-	-	664,800	-	664,800
Ordinary shares subject to possible redemption	(35,590,797)	(3,559)	-	-	(355,904,411)	-	(355,907,970)
Offering costs	-	-	-	-	(22,524,192)	-	(22,524,192)
Net loss	-	-	-	-	-	(11,799,629)	(11,799,629)
Balance - December 31, 2020	5,809,203	$581	10,350,000	$1,035	$16,798,022	$(11,799,629)	$5,000,009

The accompanying notes are an integral part of these financial statements.

Motive Capital Acquisition Corporation

STATEMENT OF CASH FLOWS

For The Period From September 28, 2020 (inception) through December 31, 2020

As Restated - See Note 2

Cash Flows from Operating Activities:
Net loss	$(11,799,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Transaction cost - derivative liabilities	1,126,070
Change in fair value of derivative liabilities	10,659,080
Gain on marketable securities, dividends and interest held in Trust Account	(20,525)
Changes in operating assets and liabilities:
Prepaid expenses	(651,605)
Accounts payable	961
Accrued expenses	5,560
Net cash used in operating activities	(680,088)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related parties	(130,492)
Proceeds received from initial public offering, gross	414,000,000
Offering costs paid	(8,619,770)
Proceeds received from private placement	11,080,000
Proceeds from issuance of ordinary shares to initial shareholders	25,000
Net cash provided by financing activities	416,354,738

Net increase in cash	1,674,650

Cash - beginning of the period	-
Cash - ending of the period	$1,674,650

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital in connection with the initial public offering	$14,490,000
Offering costs included in accrued expenses	$410,000
Offering costs charged to additional paid-in capital in connection with the initial public offering	$880,262
Initial value of Class A common shares subject to possible redemption	$362,617,170
Change in value of Class A common shares subject to possible redemption	$(6,709,200)

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

Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on December 10, 2020. On December 15, 2020, the Company consummated the Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) which includes the full exercise by the underwriter of its over-allotment option in the amount of 5,400,000 Units, at $10.00 per Unit, generating gross proceeds of $414,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,386,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Motive Capital Funds Sponsor, LLC (the “Sponsor”), generating gross proceeds of $11,080,000, which is described in Note 5. Transaction costs amounted to $23,650,262, consisting of $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees and $880,262 of other offering costs. In addition, at December 31, 2020 cash of $1,674,650 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity

As of December 31, 2020, the Company had approximately $1.7 million outside of the Trust Account and working capital of approximately $1.9 million.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

Note 2 —Restatement of Previously Issued Financial Statements

In April 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase ordinary shares, as well as to the forward purchase agreement entered into with the Sponsor (the “FPA” and such securities, the “FPS”), the Company’s previously issued financial statements for the Affected Period should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Period included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 15, 2020, the Company’s warrants and the FPA were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants and the FPA should be presented as liabilities with subsequent fair value remeasurement.

Historically, the warrants and the FPA were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants and the FPA, based on our application of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the FPA and the Company’s application of ASC 815-40 to the warrant agreement and the FPA. The Company reassessed its accounting for the warrants issued on December 15, 2020 and for the FPA in light of the SEC Staff’s published views. Based on this reassessment, management determined that the warrants and the FPA should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the period ended December 31, 2020 should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase ordinary shares and for the FPA and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheets and statements of operations for the Affected Period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$416,346,780	$-	$416,346,780
Liabilities and Shareholders’ equity
Total current liabilities	$416,521	$-	$416,521
Deferred underwriting commissions	14,490,000	-	14,490,000
Derivative liabilities	-	40,532,280	40,532,280
Total liabilities	14,906,521	40,532,280	55,438,801
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	396,440,250	(40,532,280)	355,907,970
Shareholders’ equity
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	176	405	581
Class B ordinary shares - $0.0001 par value	1,035	-	1,035
Additional paid-in-capital	5,013,277	11,784,745	16,798,022
Accumulated deficit	(14,479)	(11,785,150)	(11,799,629)
Total shareholders’ equity	5,000,009	-	5,000,009
Total liabilities and shareholders’ equity	$416,346,780	$-	$416,346,780

	Period From September 28, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(35,004)		$(35,004)
Other (expense) income:
Change in fair value of derivative liabilities	-	(10,659,080)	(10,659,080)
Transaction costs - derivative liabilities	-	(1,126,070)	(1,126,070)
Net gain from investments held in Trust Account	20,525	-	20,525
Total other (expense) income	20,525	(11,785,150)	(11,764,625)
Net loss	$(14,479)	$(11,785,150)	$(11,799,629)

Basic and Diluted weighted-average Class A ordinary common stock	41,400,000	-	41,400,000
Basic and Diluted net loss per Class A share	$0.00	-	$0.00
Basic and Diluted weighted-average Class B ordinary common stock	10,350,000	-	10,350,000
Basic and Diluted net loss per Class B share	$(0.00)	(1.14)	$(1.14)

In addition, the impact to the balance sheet dated December 15, 2020, filed on Form 8-K on December 21, 2020 related to the impact of accounting for the public warrants issued in connection with the Public Offering, the Private Placement Warrants and the FPA as liabilities at fair value resulted in a $33.9 million increase to the derivative liabilities line item at December 15, 2020 and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item. There is no change to total shareholders’ equity at the reported balance sheet date.

	As of December 15, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$416,788,700	$-	$416,788,700
Liabilities and Shareholders’ equity
Total current liabilities	$762,402	$-	$762,402
Deferred underwriting fee payable	14,490,000	-	14,490,000
Derivative liabilities	-	29,873,200	29,873,200
Total liabilities	15,252,402	29,873,200	45,125,602
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	396,536,290	(29,873,200)	366,663,090
Shareholders’ equity
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	175	298	473
Class B ordinary shares - $0.0001 par value	1,035	-	1,035
Additional paid-in-capital	5,003,798	1,125,772	6,129,570
Accumulated deficit	(5,000)	(1,126,070)	(1,131,070)
Total shareholders’ equity	5,000,008	-	5,000,008
Total liabilities and shareholders’ equity	$416,788,700	$-	$416,788,700

NOTE 3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of December 31, 2020, and the period from September 28, 2020 (inception) through December 31, 2020 (the “Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants and the FPA in the Company’s previously issued audited and unaudited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the derivative liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2020, not held in the Trust Account.

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

Fair Value of Financial Instruments

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

The fair value of the public warrants issued in connection with the Public Offering and the Private Placement Warrants were measured using a binomial lattice model in a risk-neutral framework. The fair value of the forward purchase agreement is based on the fair value of the Company’s publicly traded Units on each valuation date, less the present value of the contractually stipulated forward price of $10.00.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity. Of the total offering costs of the Initial Public Offering, approximately $1.1 million is included in financing cost -derivative warrant liabilities in the statement of operations and $22.6 million is included in shareholders’ equity.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2020, 35,636,759 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Derivative liabilities

The Company did not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of its financial instruments, including issued warrants to purchase Class A ordinary shares and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815-40. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued an aggregate of 13,800,000 warrants on Class A ordinary shares in the Initial Public Offering, 7,386,667 Private Placement Warrants, and a forward purchase agreement for the issuance of up to 14,000,000 forward purchase units (see Note 8). All of the Company’s outstanding warrants and FPA are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the derivative instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and the Private Placement Warrants were measured using a binomial lattice model in a risk-neutral framework. The fair value of the forward purchase agreement is based on the fair value of the Company’s publicly traded Units on each valuation date, less the present value of the contractually stipulated forward price of $10.00.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 21,186,667 of the Company’s Class A ordinary shares, or the forward purchase agreement, covering up to 14,000,000 forward purchase units, in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of loss per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the income earned on investments held in the Trust Account of approximately $21,000 for the period from September 28, 2020 (inception) through December 31, 2020, which is net of amounts available to be withdrawn from the Trust Account to pay the Company’s income taxes, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $4.8 million by the weighted average number of Class B ordinary shares outstanding for the period.

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

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTE 4.     Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 41,400,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 5,400,000 Units, at a purchase price of $10.00 per Unit. Each Unit consist of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

NOTE 5.     PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,386,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $11,080,000, in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6.     RELATED PARTY TRANSACTIONS

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

NOTE 7.     COMMITMENTS & CONTINGENCIES

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

NOTE 8. DERIVATIVE LIABILITES

Warrants

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

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

The obligations under the forward purchase agreements will not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase shares will be identical to the shares of Class A ordinary shares included in the Units being sold in the Initial Public Offering, except that they will be subject to transfer restrictions and registration rights. The forward purchase warrants will have the same terms as the public warrants. The affiliates' commitment under the forward purchase agreement is subject to, among other conditions, investment committee approval and sufficiency of capital to purchase.

NOTE 9.   SHAREHOLDERS’ EQUITY

Preference Shares  —  The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 5,763,241 Class A ordinary shares issued and outstanding, excluding 35,636,759 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares  —  The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On November 24, 2020, the Sponsor surrendered 2,875,000 Founder Shares, which the Company canceled. On November 24 and December 8, 2020, the Sponsor transferred 30,000 founder shares to each of the independent directors. On December 10, 2020, the Company issued a dividend of 1,725,000 Class B ordinary shares, resulting in 10,350,000 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share cancellation. At December 31, 2020, there were 10,350,000 Class B ordinary shares issued and outstanding.

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

NOTE 10.   FAIR VALUE MEASUREMENTS

A reconciliation of the beginning and ending balances of the derivative assets and liabilities is summarized below:

Beginning of period	$-
Acquisition date fair value of derivative liabilities:
Public warrants issued in the initial public offering	19,458,000
Private placement warrants issued in connection with the initial public offering (1)	10,415,200
Forward Purchase Agreement liability (2)	4,045,920
Total acquisition date fair value of derivative liabilities	33,919,120
Change in fair value of warrant liabilities - Public	1,932,000
Change in fair value of warrant liabilities - Private	1,034,130
Change in fair value of forward purchase agreement	3,647,030
End of period	$40,532,280

(1)	The acquisition date fair value of the private placement warrants issued in connection with the initial public offering is $10,415,200. The private placement warrants were issued at $11,080,000 (See Note 5. Private Placement above) therefore $664,800 of Cash received in private placement excess of initial fair value is recorded in Additional Paid-in Capital on the Statement of Changes in Shareholders Equity.

(2)	The liability associated with the forward purchase agreement entered on December 15, 2020, was recorded as a loss from issuance of the forward purchase agreement and is included in the change in fair value of derivative liabilities as of December 31, 2020.

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$414,020,525	$-	$-	$414,020,525
Liabilities:
Derivative liabilities (Restated)	$-	$-	$40,532,280	$40,532,280

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period ended December 31, 2020.

The fair value of the Public Warrants issued in connection with the Public Offering and the Private Placement Warrants were measured using a binomial lattice model in a risk-neutral framework. The fair value of the forward purchase agreement is based on the fair value of the Company’s publicly traded Units on each valuation date, less the present value of the contractually stipulated forward price of $10.00. For the period from September 28, 2020 (inception) through December 31, 2020, the Company recognized a non-operating loss in the statement of operations resulting from an increase in the fair value of derivative liabilities of approximately $10.7 million presented as change in fair value of derivative liabilities in the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. The Company estimates the volatility of its ordinary share warrants based on implied volatility from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 15, 2020	As of December 31, 2020
Share price	$9.81	$10.02
Exercise price	$11.50	$11.50
Term (in years)	6.00	6.00
Volatility	20.50%	21.00%
Risk-free interest rate	0.51%	0.50%
Expected dividends	0.00%	0.00%

The change in the fair value of derivative liabilities measured using Level 3 inputs for the period from September 28, 2020 (inception) through December 31, 2020 is summarized as follows:

Level 3 derivative liabilities at December 15, 2020
Issuance of Public, Private Warrants	$29,873,200
Change in fair value of derivative liabilities	10,659,080
Level 3 derivative liabilities at December 31, 2020	$40,532,280

NOTE 11.     SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.