Form 10-Q
period 2021-03-31
Motive Capital Corp
filed 2021-06-07
CIK 1827821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

MOTIVE CAPITAL CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39794	98-1561111
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

7 World Trade Center, 250 Greenwich St., FL 47 New York, NY	10007
(Address of principal executive offices)	(Zip Code)

(212) 651-0200
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary share: $0.0001 par value, and one-third of one redeemable warrant	MOTV U	The New York Stock Exchange
Class A Ordinary Shares included as part of the units	MOTV	The New York Stock Exchange
Redeemable Warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	MOTV WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

As of June 7, 2021, 41,400,000 Class A ordinary shares, par value $0.0001, and 10,350,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

MOTIVE CAPITAL CORP

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MOTIVE CAPITAL CORP

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$1,230,502	$1,674,650
Prepaid expenses	552,011	651,605
Total current assets	1,782,513	2,326,255
Investments held in Trust Account	414,080,084	414,020,525
Total Assets	$415,862,597	$416,346,780

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$51,255	$961
Accrued expenses	93,450	415,560
Total current liabilities	144,705	416,521
Deferred underwriting commissions	14,490,000	14,490,000
Derivative warrant liabilities	19,402,100	40,532,280
Total liabilities	34,036,805	55,438,801

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 37,682,579 and 35,590,797 shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	376,825,790	355,907,970

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,717,421 and 5,809,203 shares issued and outstanding excluding 37,682,579 and 35,590,797 shares subject to possible redemption at March 31, 2021 and December 31, 2020, respectively	372	581
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,035	1,035
Additional paid-in capital	—	16,798,022
Retained earnings (accumulated deficit)	4,998,595	(11,799,629)
Total shareholders’ equity	5,000,002	5,000,009
Total Liabilities and Shareholders’ Equity	$415,862,597	$416,346,780

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$271,926
Loss from operations	(271,926)
Other income
Change in fair value of derivative warrant liabilities	21,130,180
Gain on marketable securities, dividends and interest held in Trust Account	59,559
Net income	$20,917,813

Weighted average outstanding of Class A redeemable ordinary shares	41,400,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00
Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	10,350,000
Basic and diluted net income per share, non-redeemable ordinary shares	$2.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — December 31, 2020	5,809,203	$581	10,350,000	$1,035	$16,798,022	$(11,799,629)	$5,000,009
Shares subject to possible redemption	(2,091,782)	(209)	—	—	(16,798,022)	(4,119,589)	(20,917,820)
Net income	—	—	—	—	—	20,917,813	20,917,813
Balance — March 31, 2021 (unaudited)	3,717,421	$372	10,350,000	$1,035	$—	$4,998,595	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net income	$20,917,813
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(21,130,180)
Gain on marketable securities, dividends and interest held in Trust Account	(59,559)
Changes in operating assets and liabilities:
Prepaid expenses	99,594
Accounts payable	50,294
Accrued expenses	(322,110)
Net cash used in operating activities	(444,148)

Net decrease in cash	(444,148)

Cash - beginning of the period	1,674,650
Cash - end of the period	$1,230,502

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A common shares subject to possible redemption	$20,917,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Motive Capital Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 28, 2020 under the name of MCF2 Acquisition Corp. On November 5, 2020 the Company’s name was changed to Motive Capital Corp. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of March 31, 2021, the Company had not commenced any operations. Our entire activity from January 1, 2021 through March 31, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds of its Initial Public Offering and Private Placement described below.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,386,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Motive Capital Funds Sponsor, LLC (the “Sponsor”), generating gross proceeds of $11,080,000. Transaction costs amounted to $23,650,262, consisting of $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees and $880,262 of other offering costs.

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.2 million in cash and working capital of approximately $1.6 million.

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on June 2, 2021.

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021 and December 31, 2020 there were no cash equivalents not held in the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments.  The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

Prior to the Public Warrants being separately traded in an active market, the fair value of the Public Warrants issued in connection with the Public Offering and the Private Placement Warrants were measured using a binomial lattice model in a risk-neutral framework. The fair value of the forward purchase agreement is based on the fair value of the Company’s publicly traded Units on each valuation date, less the present value of the contractually stipulated forward price of $10.00. Beginning in February 2021, the fair value of the Public Warrants are determined based on the listed price in an active market for such warrants and the fair value of the Private Placement Warrants is estimated to be approximately equal to that of the Public Warrants given the low likelihood of the Company’s ordinary share price exceeding $18.00 by the start of the exercise period.

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued an aggregate of 13,800,000 warrants on Class A ordinary shares in the Initial Public Offering, 7,386,667 Private Placement Warrants, and a forward purchase agreement for the issuance of up to 14,000,000 forward purchase units. All of the Company’s outstanding warrants and the forward purchase agreement are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were measured using a binomial lattice model in a risk-neutral framework.

Offering Costs Associated with the Initial Public Offering

The fair value of the forward purchase agreement is based on the fair value of the Company’s publicly traded Units on each valuation date, less the present value of the contractually stipulated forward price of $10.00. Beginning in February 2021, the fair value of the Public Warrants are determined based on the listed price in an active market for such warrants and the fair value of the Private Placement Warrants is estimated to be approximately equal to that of the Public Warrants given the low likelihood of the Company’s ordinary share price exceeding $18.00 by the start of the exercise period.

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 37,682,579 and 35,590,797 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 21,186,667 of the Company’s Class A ordinary shares, or the forward purchase agreement, covering up to 14,000,000 forward purchase units, in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of income per ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income per share for the three months ended March 31, 2021, basic and diluted for Class A ordinary shares, was calculated by dividing the gain on marketable securities, dividends and interest on investments held in the Trust Account of approximately $60,000 by the weighted average number of 41,400,000 Class A ordinary shares outstanding for the period. Net income per share basic and diluted for Class B ordinary shares, was calculated by dividing the net income (approximately $20.9 million less income attributable to Class A ordinary shares in the amount of approximately $60,000, resulting in income of approximately $20.9 million), by the weighted average number of 10,350,000 Class B ordinary shares outstanding for the period. At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then participate in the earnings. As a result, diluted income per common share is the same as basic net income per common share for the period presented.

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Note 3—Initial Public Offering

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

Note 4—Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,386,667 Private Placement Warrants at a price of $ 1.50 per Private Placement Warrant, for an aggregate purchase price of $11,080,000, in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Note 5—Related Party Transactions

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 15, 2020 the effective date of the Initial Public Offering through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor or its affiliate a monthly fee of up to $10,000 for office space, utilities, secretarial and administrative services. As of March 31, 2021, the Company did not incur any fees for the administrative support. The Sponsor has waived such fees and such fees will not be payable until the Sponsor determines that such fees should be paid.

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Commitments and Contingencies

Registration Rights

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7— Derivative Liabilities

As of March 31, 2021 and December 31, 2020, the Company had outstanding 13,800,000 Public Warrants, 7,386,667 Private Placement Warrants and a forward purchase agreement, covering up to 14,000,000 forward purchase units

Warrants

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30- trading day period ending three business days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like).

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the warrants became exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Class A ordinary shares;
●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like); and

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The obligations under the forward purchase agreements will not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase shares will be identical to the Class A ordinary share included in the Units being sold in the Initial Public Offering, except that they will be subject to transfer restrictions and registration rights. The forward purchase warrants will have the same terms as the public warrants. The affiliates’ commitment under the forward purchase agreement is subject to, among other conditions, investment committee approval and sufficiency of capital to purchase

Note 8—Shareholders’ Equity

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 3,717,421 Class A ordinary shares issued and outstanding, excluding 37,682,579 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were 5,809,203 Class A ordinary shares issued and outstanding, excluding 35,590,797 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On November 24, 2020, the Sponsor surrendered 2,875,000 Founder Shares, which the Company canceled. On November 24 and December 8, 2020, the Sponsor transferred 30,000 founder shares to each of the independent directors. On December 10, 2020, the Company issued a dividend of 1,725,000 Class B ordinary shares, resulting in 10,350,000 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share cancellation. At March 31, 2021 and December 31, 2020, there were 10,350,000 Class B ordinary shares issued and outstanding.

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements

A reconciliation of the beginning and ending balances of the derivative liabilities is summarized below:

Beginning of period
Warrant liabilities – Public	21,390,000
Warrant liabilities – Private	11,449,330
Forward purchase agreement	7,692,950
Beginning of period total	$40,532,280
Change in fair value of warrant liabilities – Public	(9,246,000)
Change in fair value of warrant liabilities – Private	(4,949,060)
Change in fair value of forward purchase agreement	(6,935,120)
End of period	$19,402,100

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, respectively, by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$414,080,084	$—	$—	$414,080,084
Liabilities:
Derivative liabilities - public warrants	$12,144,000	$—	$—	$12,144,000
Derivative liabilities - private placement warrants	$—	$6,500,270	$—	$6,500,270
Derivative liabilities - forward purchase agreement	$—	$—	$757,830	$757,830
Total liabilities	$12,144,000	$6,500,270	$757,830	$19,402,100

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$414,020,525	$—	$—	$414,020,525
Liabilities:
Derivative liabilities - public warrants	$—	$—	$21,390,000	$21,390,000
Derivative liabilities - private placement warrants	$—	$—	$11,449,330	$11,449,330
Derivative liabilities - forward purchase agreement	$—	$—	$7,692,950	$7,692,950
Total liabilities	$—	$—	$40,532,280	$40,532,280

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement, as a result of the Public Warrants being listed price in an active in February 2021.

Prior to the Public Warrants being separately traded in an active market, the fair value of the Public Warrants issued in connection with the Public Offering and the Private Placement Warrants were measured using a binomial lattice model in a risk-neutral framework. The fair value of the forward purchase agreement is based on the fair value of the Company’s publicly traded Units on each valuation date, less the present value of the contractually stipulated forward price of $10.00. Beginning in February 2021, the fair value of the Public Warrants are determined based on the listed price in an active market for such warrants and the fair value of the Private Placement Warrants is estimated to be approximately equal to that of the Public Warrants given the low likelihood of the Company’s ordinary share price exceeding $18.00 by the start of the exercise period.

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three months ended March 31, 2021, the Company recognized a non-operating gain in the unaudited condensed statement of operations resulting from a decrease in the fair value of derivative liabilities of approximately $21.1 million, which is presented as change in fair value of derivative liabilities in the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants and the Public Warrants, as of December 31, 2020 was determined using Level 3 inputs. The Company estimates the volatility of its ordinary share warrants based on implied volatility from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of each measurement date:

	As of	As of
	March 31, 2021	December 31, 2020
Share price, used in warrant valuations	n/a	$10.02
Unit price, used in forward valuation	$10.05	$10.54
Exercise price, warrants	n/a	$11.50
Exercise price, forward	$10.00	$10.00
Term (in years), used in warrant valuations	n/a	6.00
Term (in years), used in forward valuation	0.71	0.96
Volatility	n/a	21.00%
Risk-free interest rate, used in warrant valuations	n/a	0.50%
Risk-free interest rate, used in forward valuation	0.06%	0.10%
Expected dividends	n/a	n/a

The change in the fair value of the derivative warrant liabilities, classified as Level 3, for the period for the three months ended March 31, 2021 is summarized as follows:

Level 3 derivative liabilities at December 31, 2020	$40,532,280
Transfers out of Level 3	(32,839,330)
Change in fair value	(6,935,120)
Level 3 derivative liabilities at March 31, 2021	$757,830

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet up to the date unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Motive Capital Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations

Our entire activity from January 1, 2021 through March 31, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had income of approximately $20.9 million, which consisted of a non-operating gain of approximately $21.1 million resulting from the change in fair value of derivative liabilities, and approximately $60,000 of gain on marketable securities, dividends and interest on investments held in Trust Account, partially offset by $272,000 in general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.2 million in cash and working capital of approximately $1.6 million.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, we had no outstanding borrowings under the Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Derivative liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued an aggregate of 13,800,000 warrants on Class A ordinary shares in the Initial Public Offering, 7,386,667 Private Placement Warrants, and a forward purchase agreement for the issuance of up to 14,000,000 forward purchase units. All of our outstanding warrants and the forward purchase agreement are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the derivative instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. Prior to the Public Warrants being separately traded in an active market, the fair value of the Public Warrants issued in connection with the Public Offering and the Private Placement Warrants were measured using a binomial lattice model in a risk-neutral framework. The fair value of the forward purchase agreement is based on the fair value of the Company’s publicly traded Units on each valuation date, less the present value of the contractually stipulated forward price of $10.00. Beginning in February 2021, the fair value of the Public Warrants are determined based on the listed price in an active market for such warrants and the fair value of the Private Placement Warrants is estimated to be approximately equal to that of the Public Warrants given the low likelihood of the Company’s ordinary share price exceeding $18.00 by the start of the exercise period.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity. Accordingly, as of March 31, 2021 and December 31, 2020, a total of 37,682,579 and 35,590,797 shares, respectively, of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 21,186,667 of the Company’s Class A ordinary shares, or the forward purchase agreement, covering up to 14,000,000 forward purchase units, in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of income per ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income per share for the three months ended March 31, 2021, basic and diluted for Class A ordinary shares, was calculated by dividing the gain on marketable securities, dividends and interest on investments held in the Trust Account of approximately $60,000 by the weighted average number of 41,400,000 Class A ordinary shares outstanding for the period. Net income per share basic and diluted for Class B ordinary shares, was calculated by dividing the net income (approximately $20.9 million less income attributable to Class A ordinary shares in the amount of approximately $60,000, resulting in income of approximately $20.9 million), by the weighted average number of 10,350,000 Class B ordinary shares outstanding for the period.

Recent Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10K/A as filed with the SEC on June 2, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness surrounding the presentation of the Company’s warrants as equity instead of liability and to improve our internal control over financial reporting. The Company has reviewed these internal controls and enhanced the supervisory review of accounting procedures in this financial reporting area.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A as filed with the SEC on June 2, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document

*    This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof.

**   In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of June 2021.

MOTIVE CAPITAL CORP

By:	/s/ Blythe Masters
Name:	Blythe Masters
Title:	Chief Executive Officer