Form 10-Q
period 2021-06-30
Motive Capital Corp
filed 2021-08-13
CIK 1827821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2021, 41,400,000 Class A ordinary shares, par value $0.0001, and 10,350,000 Class B ordinary shares, par value $0.0001, were issued and outstanding

MOTIVE CAPITAL CORP

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MOTIVE CAPITAL CORP

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$1,006,051	$1,674,650
Prepaid expenses	453,075	651,605
Total current assets	1,459,126	2,326,255
Investments held in Trust Account	414,090,409	414,020,525
Total Assets	$415,549,535	$416,346,780

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$104,367	$961
Accrued expenses	1,218,684	415,560
Total current liabilities	1,323,051	416,521
Deferred underwriting commissions	14,490,000	14,490,000
Derivative liabilities	20,789,520	40,532,280
Total liabilities	36,602,571	55,438,801

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 37,394,696 and 35,590,797 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	373,946,960	355,907,970

Shareholders' Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,005,304 and 5,809,203 shares issued and outstanding (excluding 37,394,696 and 35,590,797 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	400	581
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035	1,035
Additional paid-in capital	—	16,798,022
Retained earnings (accumulated deficit)	4,998,569	(11,799,629)
Total shareholders' equity	5,000,004	5,000,009
Total Liabilities and Shareholders' Equity	$415,549,535	$416,346,780

The accompanying notes are an integral part of these condensed financial statements.

MOTIVE CAPITAL CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2021	2021
General and administrative expenses	$1,501,732	$1,773,658
Loss from operations	(1,501,732)	(1,773,658)
Other income (expense)
Change in fair value of derivative liabilities	(1,387,420)	19,742,760
Gain on marketable securities, dividends and interest held in Trust Account	10,325	69,884
Net (loss) income	$(2,878,827)	$18,038,986

Weighted average shares outstanding of Class A redeemable ordinary shares	41,400,000	41,400,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares	10,350,000	10,350,000
Basic and diluted net (loss) income per share, Class B non-redeemable ordinary shares	$(0.28)	$1.74

The accompanying notes are an integral part of these condensed financial statements.

MOTIVE CAPITAL CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — December 31, 2020	5,809,203	$581	10,350,000	$1,035	$16,798,022	$(11,799,629)	$5,000,009
Shares subject to possible redemption	(2,091,782)	(209)	—	—	(16,798,022)	(4,119,589)	(20,917,820)
Net income	—	—	—	—	—	20,917,813	20,917,813
Balance — March 31, 2021 (unaudited)	3,717,421	$372	10,350,000	$1,035	$—	$4,998,595	$5,000,002
Shares subject to possible redemption	287,883	28	—	—	—	2,878,801	2,878,829
Net loss	—	—	—	—	—	(2,878,827)	(2,878,827)
Balance - June 30, 2021 (unaudited)	4,005,304	$400	10,350,000	$1,035	$—	$4,998,569	$5,000,004

The accompanying notes are an integral part of these condensed financial statements.

MOTIVE CAPITAL CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$18,038,986
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(19,742,760)
Gain on marketable securities, dividends and interest held in Trust Account	(69,884)
Changes in operating assets and liabilities:
Prepaid expenses	198,529
Accounts payable	103,406
Accrued expenses	803,124
Net cash used in operating activities	(668,599)

Net decrease in cash	(668,599)

Cash - beginning of the period	1,674,650
Cash - end of the period	$1,006,051

Supplemental disclosure of noncash financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$18,038,990

The accompanying notes are an integral part of these condensed financial statements.

MOTIVE CAPITAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2021, the Company had not commenced any operations. Our entire activity from September 28, 2020 (inception) through June 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search and due diligence for a prospective initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating gain or loss from the change in fair value of derivative liabilities and non-operating income in the form of interest income, gain on marketable securities, and dividends from the proceeds of its Initial Public Offering and Private Placement described below.

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1 million in cash and working capital of approximately $136,000.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Based on the foregoing, including the ability of the Company to draw upon the Working Capital Loans, Management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. Over this time period, the Company will be using the working capital funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on June 2, 2021.

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020 there were no cash equivalents held in the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2021 is based on the value of the Public Warrants given the low likelihood of the Company’s ordinary share price exceeding $18.00 by the start of the exercise period. The fair value of the forward purchase agreement is based on the fair value of the Company’s publicly traded Units on each valuation date, less the present value of the contractually stipulated forward price of $10.00. The determination of the fair value of derivative liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 37,394,696 and 35,590,797 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB ASC Topic 740, "Income Taxes" prescribes a recognition threshold and a measurement attribute for the condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (loss) per Ordinary Share

The Company’s unaudited condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such warrants would be anti-dilutive.

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,2021	June 30,2021
Class A redeemable ordinary shares
Numerator: Income allocable to Class A redeemable ordinary shares
Income from investments held in Trust Account	$10,325	$69,884
Less: Company's portion available to be withdrawn to pay taxes	—	—
Net income attributable to Class A redeemable ordinary shares	$10,325	$69,884
Denominator: Weighted average Class A redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	41,400,000	41,400,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$0.00

Class B non-redeemable ordinary shares
Numerator: Net income (loss) minus net income allocable to Class A ordinary shares
Net income (loss)	$(2,878,827)	$18,038,986
Less: Net income allocable to Class A ordinary shares	(10,325)	(69,884)
Net income (loss) attributable to Class B non-redeemable ordinary shares	$(2,889,152)	$17,969,102
Denominator: Weighted average Class B non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Class B non-redeemable ordinary shares	10,350,000	10,350,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(0.28)	$1.74

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

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Promissory Note — Related Party

On October 1, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 and (ii) the completion of the Initial Public Offering. The Company borrowed an aggregate of $130,492 under the Promissory Note. The Promissory Note matured on the closing date of the Initial Public Offering and the outstanding balance under the Promissory Note of $130,492 was repaid in full on December 16, 2020. Subsequent to the repayment, the facility was no longer available to the Company.

Administrative Support Agreement

The Company entered into an agreement, commencing on December 15, 2020 the effective date of the Initial Public Offering through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor or its affiliate a monthly fee of up to $10,000 for office space, utilities, secretarial and administrative services. As of June 30, 2021, the Company did not incur any fees for the administrative support. The Sponsor has waived such fees and such fees will not be payable until the Sponsor determines that such fees should be paid.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7— Derivative Liabilities

As of June 30, 2021 and December 31, 2020, the Company had outstanding 13,800,000 Public Warrants, 7,386,667 Private Placement Warrants and a forward purchase agreement, covering up to 14,000,000 forward purchase units.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days prior written notice of redemption to each warrant holder; and if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30- trading day period ending three business days before the Company sends the notice of redemption to the warrant holders
●	(the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like).

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the warrants became exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Class A ordinary shares;

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like); and
●	if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations, and the like) the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 8—Shareholders’ Equity

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 4,005,304 Class A ordinary shares issued and outstanding, excluding 37,394,636 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were 5,809,203 Class A ordinary shares issued and outstanding, excluding 35,590,797 Class A ordinary shares subject to possible redemption.

At June 30, 2021 the Company reports $5,000,004 of permanent equity and $373,946,960 of temporary equity that could be redeemed into 37,394,696 at $10.00 per share.  The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and receives shareholder approval through an affirmative vote of majority of the shareholders who attend and vote at a general meeting of the Company.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On November 24, 2020, the Sponsor surrendered 2,875,000 Founder Shares, which the Company canceled. On November 24 and December 8, 2020, the Sponsor transferred 30,000 founder shares to each of the independent directors. On December 10, 2020, the Company issued a dividend of 1,725,000 Class B ordinary shares, resulting in 10,350,000 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share cancellation. At June 30, 2021 and December 31, 2020, there were 10,350,000 Class B ordinary shares issued and outstanding.

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements

A reconciliation of the beginning and ending balances of the derivative liabilities is summarized below:

Beginning of period
Warrant Liabilities - Public	$21,390,000
Warrant Liabilities - Private	11,449,330
Forward Purchase agreement	7,692,950
Beginning of period total	$40,532,280
Change in fair value of warrant liabilities – Public	(8,238,600)
Change in fair value of warrant liabilities – Private	(4,409,840)
Change in fair value of forward purchase agreement	(7,094,320)
End of period	$20,789,520

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$414,090,409	$—	$—	$414,090,409
Liabilities:
Derivative liabilities - public warrants	13,151,400	—	—	13,151,400
Derivative liabilities - private placement warrants	—	7,039,490	—	7,039,490
Derivative liabilities - forward purchase agreement	—	—	598,630	598,630
Total liabilities	$13,151,400	$7,039,490	$598,630	$20,789,520

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$414,020,525	$—	$—	$414,020,525
Liabilities:
Derivative liabilities - public warrants	—	—	21,390,000	21,390,000
Derivative liabilities - private placement warrants	—	—	11,449,330	11,449,330
Derivative liabilities - forward purchase agreement	—	—	7,692,950	7,692,950
Total liabilities	$—	$—	$40,532,280	$40,532,280

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement, as a result of the Public Warrants being listed in an active market in February 2021.

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2021, the Company recognized a non-operating loss and gain in the unaudited condensed statements of operations resulting from an increase and decrease in the fair value of derivative liabilities of approximately $1.4 million and $19.7 million, respectively, which is presented as change in fair value of derivative liabilities in the accompanying unaudited condensed statements of operations.

The estimated fair value of the Private Placement Warrants, Public Warrants and Forward Purchase Agreement, as of December 31, 2020 was determined using Level 3 inputs. The Company estimates the volatility of its ordinary share warrants based on implied volatility from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of each measurement date:

	As of	As of	As of
	June 30, 2021	March 31, 2021	December 31, 2020
Share price, used in warrant valuations	n/a	n/a	$10.02
Unit price, used in forward valuation	$10.04	$10.05	$10.54
Exercise price, warrants	n/a	n/a	$11.50
Exercise price, forward	$10.00	$10.00	$10.00
Term (in years), used in warrant valuations	n/a	n/a	6.00
Term (in years), used in forward valuation	0.46	0.71	0.96
Volatility	n/a	n/a	21.00%
Risk-free interest rate, used in warrant valuations	n/a	n/a	0.50%
Risk-free interest rate, used in forward valuation	0.06%	0.06%	0.10%
Expected dividends	n/a	n/a	n/a

The change in the fair value of the derivative warrant liabilities, classified as Level 3, for the three and six months ended June 30, 2021 is summarized as follows:

Level 3 derivative liabilities at December 31, 2020	$40,532,280
Transfers from Level 3	(32,839,330)
Change in fair value	(6,935,120)
Level 3 derivative liabilities at March 31, 2021	$757,830
Change in fair value	(159,200)
Level 3 derivative liabilities at June 30, 2021	$598,630

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Motive Capital Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Our entire activity from inception through June 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of approximately $2.9 million, which consisted of a non-operating loss of approximately $1.4 million resulting from the change in fair value of derivative liabilities and approximately $1.5 million in general and administrative expenses, partially offset by an approximate $10,000 gain on marketable securities, dividends and interest on investments held in Trust Account.

For the six months ended June 30, 2021, we had net income of approximately $18.0 million, which consisted of a non-operating gain of approximately $19.7 million resulting from the change in fair value of derivative liabilities, and approximately $70,000 of gain on marketable securities, dividends and interest on investments held in Trust Account, partially offset by an approximate $1.8 million in general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1 million in cash and working capital of approximately $136,000.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, we had no outstanding borrowings under the Working Capital Loans.

Based on the foregoing, including the ability of us to draw upon the Working Capital Loans, we believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of the Business Combination or the date we are required to liquidate.   Over this time period, we will be using the working capital funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Contractual Obligations

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

Administrative Support Agreement

We entered into an agreement, commencing on December 15, 2020 the effective date of the Initial Public Offering through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay our Sponsor or its affiliate a monthly fee of up to $10,000 for office space, utilities, secretarial and administrative services. As of June 30, 2021, we did not incur any fees for the administrative support. Our Sponsor has waived such fees and such fees will not be payable until our Sponsor determines that such fees should be paid.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Derivative liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2021 is based on the value of the Public Warrants given the low likelihood of the Company’s ordinary share price exceeding $18.00 by the start of the exercise period. The fair value of the forward purchase agreement is based on the fair value of the Company’s publicly traded Units on each valuation date, less the present value of the contractually stipulated forward price of $10.00. The determination of the fair value of derivative liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity. Accordingly, as of June 30, 2021 and December 31, 2020, a total of 37,394,696 and 35,590,797 shares, respectively, of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

Net Income (Loss) Per Ordinary Share

Our unaudited condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such warrants would be anti-dilutive.

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

Recent Issued Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10K/A as filed with the SEC on June 2, 2021. This material weakness has not been fully remediated as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than described herein. Management has been taking actions to implement controls over the warrants and has designed and implemented additional controls over the warrant accounting to remediate the material weakness such that the existing controls will operate effectively. The remediation actions we are taking include review by our internal financial reporting specialists and consultation with third party experts on the accounting for warrants.

We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weakness. However, the material weakness will not be considered fully remediated until all associated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the end of fiscal 2021.

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

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13 day of August 2021.

MOTIVE CAPITAL CORP

By:	/s/ Blythe Masters
Name:	Blythe Masters
Title:	Chief Executive Officer