Form 10-Q
period 2021-09-30
Motive Capital Corp
filed 2021-11-09
CIK 1827821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 09, 2021, 41,400,000 Class A ordinary shares, par value $0.0001, and 10,350,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

MOTIVE CAPITAL CORP

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MOTIVE CAPITAL CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$714,628	$1,674,650
Prepaid expenses	379,221	651,605
Total current assets	1,093,849	2,326,255
Investments held in Trust Account	414,100,847	414,020,525
Total Assets	$415,194,696	$416,346,780

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,775,955	$961
Accrued expenses	1,069,580	415,560
Total current liabilities	3,845,535	416,521
Deferred underwriting commissions	14,490,000	14,490,000
Derivative liabilities	29,283,330	40,532,280
Total liabilities	47,618,865	55,438,801

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 41,400,000 shares subject to possible redemption at $10.00 per share at September 30, 2021 and December 31, 2020	414,000,000	414,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035	1,035
Additional paid-in capital	—	—
Accumulated deficit	(46,425,204)	(53,093,056)
Total shareholders’ deficit	(46,424,169)	(53,092,021)
Total Liabilities and Shareholders’ Deficit	$415,194,696	$416,346,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTIVE CAPITAL CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
General and administrative expenses	$2,887,762	$4,661,421
Loss from operations	(2,887,762)	(4,661,421)
Other income (expense)
Change in fair value of derivative liabilities	(8,493,810)	11,248,950
Gain on marketable securities, dividends and interest held in Trust Account	10,438	80,323
Net (loss) income	$(11,371,134)	$6,667,852

Weighted average shares outstanding of Class A redeemable ordinary shares	41,400,000	41,400,000
Basic and diluted net (loss) income per share, Class A redeemable ordinary shares	$(0.22)	$0.13
Weighted average shares outstanding of Class B non-redeemable ordinary shares	10,350,000	10,350,000
Basic and diluted net (loss) income per share, Class B non-redeemable ordinary shares	$(0.22)	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTIVE CAPITAL CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	10,350,000	$1,035	$—	$(53,093,056)	$(53,092,021)
Net income	—	—	—	—	—	20,917,813	20,917,813
Balance - March 31, 2021 (unaudited)	—	—	10,350,000	1,035	—	(32,175,243)	(32,174,208)
Net loss	—	—	—	—	—	(2,878,827)	(2,878,827)
Balance - June 30, 2021 (unaudited)	—	—	10,350,000	1,035	—	(35,054,070)	(35,053,035)
Net loss	—	—	—	—	—	(11,371,134)	(11,371,134)
Balance - September 30, 2021 (unaudited)	—	$—	10,350,000	$1,035	$—	$(46,425,204)	$(46,424,169)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTIVE CAPITAL CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net income	$6,667,852
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(11,248,950)
Gain on marketable securities, dividends and interest held in Trust Account	(80,323)
Changes in operating assets and liabilities:
Prepaid expenses	272,385
Accounts payable	2,774,994
Accrued expenses	654,020
Net cash used in operating activities	(960,022)

Net decrease in cash	(960,022)

Cash - beginning of the period	1,674,650
Cash - end of the period	$714,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2021, the Company had not commenced any operations. Our entire activity from September 28, 2020 (inception) through September 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search and due diligence for a prospective initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating gain or loss from the change in fair value of derivative liabilities and non-operating income in the form of interest income, gain on marketable securities, and dividends from the proceeds of its Initial Public Offering and Private Placement described below.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,386,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Motive Capital Funds Sponsor, LLC (the “Sponsor”), generating gross proceeds of $11,080,000. Transaction costs amounted to $23,650,262, consisting of $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees and approximately $900,000 of other offering costs.

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

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Proposed Business Combination

On September 13, 2021, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, FGI Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Forge Global, Inc., a Delaware corporation (“Forge”).  The Merger Agreement provides for, among other things, the following transactions: (i) the Company will change its jurisdiction of incorporation by transferring by way of continuation from the Cayman Islands and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), and, in connection with the Domestication, (A) each outstanding Class A ordinary share of the Company will convert automatically into one share of common stock, par value $0.0001 per share (the “Domesticated Company Common Stock”), (B) each outstanding Class B ordinary share of the Company will convert automatically into one share of Domesticated Company Common Stock, (C) each outstanding warrant to purchase one Class A ordinary share at an exercise price of $11.50 that was included in the Units sold as part of Company’s initial public offering (a “Public Warrant”) will convert automatically, on a one-for-one basis, into a warrant to acquire one share of Domesticated Company Common Stock (“Domesticated Company Public Warrant”), (D) each outstanding Private Placement Warrant issued to the Sponsor will convert automatically, on a one-for-one basis, into a warrant to acquire one share of Domesticated Company Common Stock and (E) each outstanding Unit of the Company, to the extent not already split by the holder thereof, convert automatically, into one share of Domesticated Company Common Stock and one-third of one Domesticated Company Public Warrant; and (ii) immediately following the Domestication, Merger Sub will merge with and into Forge, with Forge surviving as a wholly owned subsidiary of the Company (the “Merger”).

Subject to the terms and conditions set forth in the Merger Agreement, in consideration of the Merger, each outstanding share of Forge’s capital stock (excluding shares owned by the Company or by Forge as treasury stock or dissenting shares) (i) if vested, will be canceled and converted into the right to receive either cash or Domesticated Company Common Stock, or a combination thereof, equal to the Per-Share Merger Consideration, which mix of cash and stock shall correspond to that elected by each of holder of Forge vested shares; provided, that in no event shall a holder of Forge vested shares be permitted to elect greater than fifteen percent (15%) cash and in no event will the aggregate amount of cash payable to all holders of vested Forge shares exceed $100 million and (ii) if unvested, will be canceled and converted into the right to receive a number of shares of unvested Domesticated Company Common Stock (subject to the same terms and conditions, including with respect to vesting, as the unvested share of Forge’s capital stock) equal to (A) the Securities Merger Consideration multiplied by (B) the Exchange Ratio. The total consideration paid to holders of Forge’s outstanding equity securities will include shares of Domesticated Company Common Stock and options and warrants to acquire shares of Domesticated Company Common Stock, having an aggregate value equal to $1.5 billion, less the amount of any cash consideration payable to holders of vested Forge shares, consisting of (assuming the maximum amount of cash consideration) an aggregate of 140 million newly issued shares of Domesticated Company Common Stock and options and warrants to acquire shares of Domesticated Company Common Stock, in each case, with a deemed value of $10.00 per share solely for purposes of determining the aggregate number of shares payable to holders of Forge capital stock. As a result, at the closing of the Merger and the other transactions contemplated by the Merger Agreement (the “Closing”), (i) each outstanding option to purchase Forge capital stock, whether vested or unvested, will be assumed and converted into an option with respect to a number of shares of Domesticated Company Common Stock in the manner set forth in the Merger Agreement and (ii) each outstanding warrant to purchase Forge capital stock, whether or not exercisable, will be assumed and converted into a warrant with respect to a number of shares of Domesticated Company Common Stock in the manner set forth in the Merger Agreement.

Concurrent with the execution of the Merger Agreement, the Company entered into that certain Sponsor Support Agreement (the “Sponsor Agreement”) with the Sponsor, Forge and other holders of Company’s Class B ordinary shares pursuant to which the Sponsor and such holders of Class B ordinary shares have agreed to (i) vote all shares of the Company they own in favor of the transactions contemplated by the Merger Agreement, (ii) waive certain anti-dilution rights with respect to their Class B ordinary shares, and (iii) agree to certain lock-up provisions. Concurrent with the execution of the Merger Agreement, the Company entered into that certain Stockholder Support Agreement (the “Stockholder Support Agreement”) with Forge and certain Forge shareholders (the “Supporting Shareholders”) pursuant to which the Supporting Shareholders agreed to vote in favor of the Merger and the transactions contemplated by the Merger Agreement.

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concurrent with the execution of the Merger Agreement, the Company amended and restated that certain Forward Purchase Agreement, dated as of November 24, 2020, by and between the Company, the Sponsor and certain affiliates of the Sponsor (the “Purchasers”; and such agreement the “A&R Forward Purchase Agreement”). Pursuant to the A&R Forward Purchase Agreement, subject to the fulfillment of certain conditions, the Purchasers will collectively purchase concurrently with the Closing, at a per-unit price of $10.00, 5,000,000 Forward Purchase Units, each composed of one share of Domesticated Company Common Stock and one-third of one Domesticated Company Public Warrant (a “Forward Purchase Unit”) , and up to an additional 9,000,000 Forward Purchase Units to the extent of redemptions on a dollar-for-dollar basis by Company shareholders of all or a portion of their Class A ordinary shares. For the avoidance of doubt, regardless of the extent of such redemptions, the Purchasers will in no event be required to purchase more than an aggregate amount of 14,000,000 Forward Purchase Units.

The Merger Agreement contemplates that, at the Closing, the Company, the Sponsor, and certain Company and Forge stockholders will enter into a registration rights agreement pursuant to which, among other things, the Company will agree to undertake certain customary registration obligations in accordance with the Securities Act and certain subsequent related transactions and obligations. Pursuant to the Registration Rights Agreement, the Company will agree that, within 30 calendar days after the Closing, the Company will file with the SEC a registration statement registering the resale of certain securities held by or issuable to the stockholders party thereto, and use its reasonable best efforts to have such registration statement declared effective by the SEC as soon as practicable thereafter.

Concurrent with the execution of the Merger Agreement, the Company entered into subscription agreements (each, a “Subscription Agreement”) with certain investors (the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors an aggregate of 6.85 million shares of Domesticated Company Common Stock, at a per share price of $10.00 for an aggregate purchase price of $68,500,000, concurrent with the Closing, on the terms and subject to the conditions set forth therein (the “PIPE Financing”). The Subscription Agreement contains customary representations and warranties of the Company, on the one hand, and each PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the transactions contemplated by the Merger Agreement. Each Subscription Agreement provides that the Company will grant the PIPE Investors certain customary registration rights.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $715,000 in cash and working capital deficit of approximately $2.8 million.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on June 2, 2021.

Revision to previously reported financial statements

In preparation of the Company’s unaudited condensed consolidated financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should present its September 30, 2021 financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, at September 30, 2021, the Company has classified all of its Class A ordinary shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $6.1 million in additional paid-in capital and a charge of approximately $6.1 million to accumulated deficit, as well as a reclassification of 5,140,000 Class A ordinary shares from permanent equity to temporary equity.

The impact of the revision to the condensed consolidated balance sheet as of December 31, 2020 is a reclassification of $58.1 million from shareholders’ equity to Class A ordinary shares subject to possible redemption. The impact of the revision to the unaudited condensed consolidated balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $37.1 million and $40.0 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020 there were no cash equivalents held in the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

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

Derivative liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 is based on the value of the Public Warrants given the low likelihood of the Company’s ordinary share price exceeding $18.00 by the start of the exercise period. The fair value of the forward purchase agreement is based on the fair value of the Company’s publicly traded Units on each valuation date, less the present value of the contractually stipulated forward price of $10.00. The determination of the fair value of derivative liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 41,400,000 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 19,458,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(9,096,907)	$(2,274,227)	$5,334,282	$1,333,570

Denominator:
Basic and diluted weighted average ordinary shares outstanding	41,400,000	10,350,000	41,400,000	10,350,000
Basic and diluted net income (loss) per ordinary share	$(0.22)	$(0.22)	$0.13	$0.13

Recent Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 41,400,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 5,400,000 Units, at a purchase price of $10.00 per Unit. Each Unit consist of one Class A ordinary share and one-third of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 15, 2020 the effective date of the Initial Public Offering through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor or its affiliate a monthly fee of up to $10,000 for office space, utilities, secretarial and administrative services. As of September 30, 2021, the Company did not incur any fees for the administrative support. The Sponsor has waived such fees and such fees will not be payable until the Sponsor determines that such fees should be paid.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7— Derivative Liabilities

As of September 30, 2021 and December 31, 2020, the Company had outstanding 13,800,000 Public Warrants, 7,386,667 Private Placement Warrants and a forward purchase agreement, covering up to 14,000,000 forward purchase units.

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

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Forward Purchase Agreement

Concurrent with the execution of the Merger Agreement, the Company entered into the A&R Forward Purchase Agreement. Pursuant to the A&R Forward Purchase Agreement, subject to the fulfillment of certain conditions, the Purchasers will collectively purchase concurrently with the Closing, at a per-unit price of $10.00, 5,000,000 Forward Purchase Units, and up to an additional 9,000,000 Forward Purchase Units to the extent of redemptions on a dollar-for-dollar basis by Company shareholders of all or a portion of their Class A ordinary shares. For the avoidance of doubt, regardless of the extent of such redemptions, the Purchasers will in no event be required to purchase more than an aggregate amount of 14,000,000 Forward Purchase Units.

The forward purchase shares included in the Forward Purchase Units will be identical to the Class A ordinary share included in the Units being sold in the Initial Public Offering, except that they will be subject to transfer restrictions and registration rights. The forward purchase warrants included in the Forward Purchase Units will have the same terms as the public warrants.

Note 8- Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 41,400,000 Class A ordinary shares outstanding, all of which were subject to redemption.

The Class A ordinary shares issued in the Initial Public Offering and those issued as part of the Over-Allotment Units were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross Proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	(19,458,000)
Class A ordinary shares issuance costs	(22,524,192)
Plus:
Accretion of carrying value to redemption value	41,982,192
Class A ordinary shares subject to possible redemption	$414,000,000

Note 9—Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 41,400,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying unaudited condensed consolidated balance sheets. See Note 8.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On November 24, 2020, the Sponsor surrendered 2,875,000 Founder Shares, which the Company canceled. On November 24 and December 8, 2020, the Sponsor transferred 30,000 founder shares to each of the independent directors. On December 10, 2020, the Company issued a dividend of 1,725,000 Class B ordinary shares, resulting in 10,350,000 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share cancellation. At September 30, 2021 and December 31, 2020, there were 10,350,000 Class B ordinary shares issued and outstanding.

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 10—Fair Value Measurements

A reconciliation of the beginning and ending balances of the derivative liabilities is summarized below:

December 31, 2020 - Beginning of Period
Warrant Liabilities - Public	$21,390,000
Warrant Liabilities - Private	11,449,330
Forward Purchase agreement	7,692,950
December 31, 2020 total	$40,532,280
Change in fair value of warrant liabilities – Public	(4,140,000)
Change in fair value of warrant liabilities – Private	(2,216,000)
Change in fair value of forward purchase agreement	(4,892,950)
September 30, 2021 - End of Period	$29,283,330

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, by level within the fair value hierarchy:

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$414,100,847	$—	$—	$414,100,847
Liabilities:
Derivative liabilities - public warrants	17,250,000	—	—	17,250,000
Derivative liabilities - private placement warrants	—	9,233,330	—	9,233,330
Derivative liabilities - forward purchase agreement	—	—	2,800,000	2,800,000
Total liabilities	$17,250,000	$9,233,330	$2,800,000	$29,283,330

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$414,020,525	$—	$—	$414,020,525
Liabilities:
Derivative liabilities - public warrants	—	—	21,390,000	21,390,000
Derivative liabilities - private placement warrants	—	—	11,449,330	11,449,330
Derivative liabilities - forward purchase agreement	—	—	7,692,950	7,692,950
Total liabilities	$—	$—	$40,532,280	$40,532,280

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three and nine months ended September 30, 2021, the Company recognized a non-operating loss and gain in the unaudited condensed consolidated statements of operations resulting from an increase and decrease in the fair value of derivative liabilities of approximately $8.5 million and $11.3 million, respectively, which is presented as change in fair value of derivative liabilities in the accompanying unaudited condensed consolidated statements of operations.

The estimated fair value of the Private Placement Warrants, Public Warrants and Forward Purchase Agreement, as of December 31, 2020 was determined using Level 3 inputs. The Company estimated the volatility of its ordinary share warrants based on implied volatility from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of each measurement date:

	As of	As of	As of	As of
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Share price, used in warrant valuations	n/a	n/a	n/a	$10.02
Unit price, used in forward valuation	$10.20	$10.04	$10.05	$10.54
Exercise price, warrants	n/a	n/a	n/a	$11.50
Exercise price, forward	$10.00	$10.00	$10.00	$10.00
Term (in years), used in warrant valuations	n/a	n/a	n/a	6.00
Term (in years), used in forward valuation	0.25	0.46	0.71	0.96
Volatility	n/a	n/a	n/a	21.00%
Risk-free interest rate, used in warrant valuations	n/a	n/a	n/a	0.50%
Risk-free interest rate, used in forward valuation	0.04%	0.06%	0.06%	0.10%
Expected dividends	n/a	n/a	n/a	n/a

The change in the fair value of the derivative liabilities, classified as Level 3, for the three and nine months ended September 30, 2021 is summarized as follows:

Level 3 derivative liabilities at December 31, 2020	$40,532,280
Transfers from Level 3	(32,839,330)
Change in fair value	(6,935,120)
Level 3 derivative liabilities at March 31, 2021	$757,830
Change in fair value	(159,200)
Level 3 derivative liabilities at June 30, 2021	$598,630
Change in fair value	2,201,370
Level 3 derivative liabilities at September 30, 2021	$2,800,000

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Motive Capital Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,386,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Motive Capital Funds Sponsor, LLC (our “Sponsor”), generating gross proceeds of $11,080,000. Transaction costs amounted to approximately $23,700,000, consisting of approximately $8,300,000 of underwriting fees, $14,500,000 of deferred underwriting fees and approximately $900,000 of other offering costs.

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

Proposed Business Combination

On September 13, 2021, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among us, FGI Merger Sub Inc., a Delaware corporation and our direct wholly owned subsidiary (“Merger Sub”), and Forge Global, Inc., a Delaware corporation (“Forge”).  The Merger Agreement provides for, among other things, the following transactions: (i) we will change its jurisdiction of incorporation by transferring by way of continuation from the Cayman Islands and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), and, in connection with the Domestication, (A) each of our outstanding Class A ordinary share will convert automatically into one share of common stock, par value $0.0001 per share (the “Domesticated Company Common Stock”), (B) each of our outstanding Class B ordinary shares will convert automatically into one share of Domesticated Company Common Stock, (C) each outstanding warrant to purchase one Class A ordinary share at an exercise price of $11.50 that was included in the Units sold as part of our initial public offering (a “Public Warrant”) will convert automatically, on a one-for-one basis, into a warrant to acquire one share of Domesticated Company Common Stock (“Domesticated Company Public Warrant”), (D) each outstanding Private Placement Warrant issued to our Sponsor will convert automatically, on a one-for-one basis, into a warrant to acquire one share of Domesticated Company Common Stock and (E) each outstanding of our Units, to the extent not already split by the holder thereof, convert automatically, into one share of Domesticated Company Common Stock and one-third of one Domesticated Company Public Warrant; and (ii) immediately following the Domestication, Merger Sub will merge with and into Forge, with Forge surviving as a wholly owned subsidiary of the Company (the “Merger”).

Subject to the terms and conditions set forth in the Merger Agreement, in consideration of the Merger, each outstanding share of Forge’s capital stock (excluding shares owned by the Company or by Forge as treasury stock or dissenting shares) (i) if vested, will be canceled and converted into the right to receive either cash or Domesticated Company Common Stock, or a combination thereof, equal to the Per-Share Merger Consideration, which mix of cash and stock shall correspond to that elected by each of holder of Forge vested shares; provided, that in no event shall a holder of Forge vested shares be permitted to elect greater than fifteen percent (15%) cash and in no event will the aggregate amount of cash payable to all holders of vested Forge shares exceed $100 million and (ii) if unvested, will be canceled and converted into the right to receive a number of shares of unvested Domesticated Company Common Stock (subject to the same terms and conditions, including with respect to vesting, as the unvested share of Forge’s capital stock) equal to (A) the Securities Merger Consideration multiplied by (B) the Exchange Ratio. The total consideration paid to holders of Forge’s outstanding equity securities will include shares of Domesticated Company Common Stock and options and warrants to acquire shares of Domesticated Company Common Stock, having an aggregate value equal to $1.5 billion, less the amount of any cash consideration payable to holders of vested Forge shares, consisting of (assuming the maximum amount of cash consideration) an aggregate of 140 million newly issued shares of Domesticated Company Common Stock and options and warrants to acquire shares of Domesticated Company Common Stock, in each case, with a deemed value of $10.00 per share solely for purposes of determining the aggregate number of shares payable to holders of Forge capital stock. As a result, at the closing of the Merger and the other transactions contemplated by the Merger Agreement (the “Closing”), (i) each outstanding option to purchase Forge capital stock, whether vested or unvested, will be assumed and converted into an option with respect to a number of shares of Domesticated Company Common Stock in the manner set forth in the Merger Agreement and (ii) each outstanding warrant to purchase Forge capital stock, whether or not exercisable, will be assumed and converted into a warrant with respect to a number of shares of Domesticated Company Common Stock in the manner set forth in the Merger Agreement.

Concurrent with the execution of the Merger Agreement, we entered into that certain Sponsor Support Agreement (the “Sponsor Agreement”) with Forge, our Sponsor and other holders of Company’s Class B ordinary shares pursuant to which our Sponsor and such holders of Class B ordinary shares have agreed to (i) vote all Class A ordinary shares they own in favor of the transactions contemplated by the Merger Agreement, (ii) waive certain anti-dilution rights with respect to their Class B ordinary shares, and (iii) agree to certain lock-up provisions. Concurrent with the execution of the Merger Agreement, we entered into that certain Stockholder Support Agreement (the “Stockholder Support Agreement”) with Forge and certain Forge shareholders (the “Supporting Shareholders”) pursuant to which the Supporting Shareholders agreed to vote in favor of the Merger and the transactions contemplated by the Merger Agreement.

Concurrent with the execution of the Merger Agreement, we amended and restated that certain Forward Purchase Agreement, dated as of November 24, 2020, by and between the Company, the Sponsor and certain affiliates of the Sponsor (the “Purchasers”; and such agreement the “A&R Forward Purchase Agreement”). Pursuant to the A&R Forward Purchase Agreement, subject to the fulfillment of certain conditions, the Purchasers will collectively purchase concurrently with the Closing, at a per-unit price of $10.00, 5,000,000 Forward Purchase Units, each composed of one share of Domesticated Company Common Stock and one-third of one Domesticated Company Public Warrant (a “Forward Purchase Unit”), and up to an additional 9,000,000 Forward Purchase Units to the extent of redemptions on a dollar-for-dollar basis by our shareholders of all or a portion of their Class A ordinary shares. For the avoidance of doubt, regardless of the extent of such redemptions, the Purchasers will in no event be required to purchase more than an aggregate amount of 14,000,000 Forward Purchase Units.

The Merger Agreement contemplates that, at the Closing, the Company, our Sponsor, and certain Company and Forge stockholders will enter into a registration rights agreement pursuant to which, among other things, we will agree to undertake certain customary registration obligations in accordance with the Securities Act and certain subsequent related transactions and obligations. Pursuant to the Registration Rights Agreement, we will agree that, within 30 calendar days after the Closing, we will file with the SEC a registration statement registering the resale of certain securities held by or issuable to the stockholders party thereto, and use its reasonable best efforts to have such registration statement declared effective by the SEC as soon as practicable thereafter.

Concurrent with the execution of the Merger Agreement, we entered into subscription agreements (each, a “Subscription Agreement”) with certain investors (the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and we have agreed to issue and sell to the PIPE Investors an aggregate of 6.85 million shares of Domesticated Company Common Stock, at a per share price of $10.00 for an aggregate purchase price of $68,500,000, concurrent with the Closing, on the terms and subject to the conditions set forth therein (the “PIPE Financing”). The Subscription Agreement contains customary representations and warranties of the Company, on the one hand, and each PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the transactions contemplated by the Merger Agreement. Each Subscription Agreement provides that we will grant the PIPE Investors certain customary registration rights.

Results of Operations

Our entire activity from inception through September 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination and activities in connection with the proposed Merger. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of approximately $11.4 million, which consisted of a non-operating loss of approximately $8.5 million resulting from the change in fair value of derivative liabilities and approximately $2.9 million in general and administrative expenses, partially offset by an approximate $10,000 gain on marketable securities, dividends and interest on investments held in Trust Account.

For the nine months ended September 30, 2021, we had net income of approximately $6.7 million, which consisted of a non-operating gain of approximately $11.3 million resulting from the change in fair value of derivative liabilities, and approximately $80,000 of gain on marketable securities, dividends and interest on investments held in Trust Account, partially offset by an approximate $4.7 million in general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $715,000 in cash and a working capital deficit of approximately $2.8 million.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, we had no outstanding borrowings under the Working Capital Loans.

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

Administrative Support Agreement

We entered into an agreement, commencing on December 15, 2020 the effective date of the Initial Public Offering through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay our Sponsor or its affiliate a monthly fee of up to $10,000 for office space, utilities, secretarial and administrative services. As of September 30, 2021, we did not incur any fees for the administrative support. Our Sponsor has waived such fees and such fees will not be payable until our Sponsor determines that such fees should be paid.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Derivative liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 is based on the value of the Public Warrants given the low likelihood of the Company’s ordinary share price exceeding $18.00 by the start of the exercise period. The fair value of the forward purchase agreement is based on the fair value of the Company’s publicly traded Units on each valuation date, less the present value of the contractually stipulated forward price of $10.00. The determination of the fair value of derivative liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity. Accordingly, as of September 30, 2021 and December 31, 2020, a total of 41,400,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed consolidated balance sheets.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 19,458,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than described herein. Management has taken actions to implement controls over the warrants and has designed and implemented additional controls over the warrant accounting to remediate the material weakness described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10K/A as filed with the SEC on June 2, 2021 such that the existing controls will operate effectively. The remediation actions that were taken include review by our internal financial reporting specialists and consultation with third party experts on the accounting for warrants. The material weakness has been remediated as of September 30, 2021.

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

A total of $414,000,000 of the net proceeds of the Initial Public Offering and Private Placement, were placed in a trust account maintained by the Continental Stock Transfer & Trust Company acting as trustee. Transaction costs amounted to approximately $23,700,000, consisting of approximately $8,300,000 of underwriting fees, $14,500,000 of deferred underwriting fees and approximately $900,000 of other offering costs. There has been no material change in the planned use of proceeds from such use as described in the Company’s registration statement on Form S-1 (File No. 333-250947).

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits.

Exhibit Number	Description
2.1

Merger Agreement, dated as of September 13, 2021, by and among Motive Capital Corp, FGI Merger Sub Inc. and Forge Global, Inc. (incorporated herein by reference to Exhibit 2.1 filed with the Registrant’s Form 8-K filed by the Registrant on September 13, 2021).

10.1

Sponsor Support Agreement, dated as of September 13, 2021, by and among Motive Capital Corp, Forge Global, Inc., Motive Sponsor Holdings LLC and certain holders of Motive Capital Corp’s Class B Stock (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed by the Registrant on September 13, 2021).

10.2

Stockholder Support Agreement, dated as of September 13, 2021, by and among Motive Capital Corp, Forge Global, Inc. and certain stockholders of Forge Global, Inc. (incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K filed by the Registrant on September 13, 2021).

10.3

Amended and Restated Forward Purchase Agreement, dated as of September 13, 2021, by and between Motive Capital Corp, Motive Sponsor Holdings LLC and certain affiliates of Motive Sponsor Holdings LLC (incorporated herein by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K filed by the Registrant on September 13, 2021).

10.4	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.4 filed with the Registrant’s Form 8-K filed by the Registrant on September 13, 2021).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 09 day of November 2021.

MOTIVE CAPITAL CORP

By:	/s/ Blythe Masters
Name:	Blythe Masters
Title:	Chief Executive Officer