Form 10-K/A
period 2020-12-31
Motive Capital Corp
filed 2021-12-16
CIK 1827821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.2)

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

As of December 14, 2021, 41,400,000 Class A ordinary shares, par value $0.0001 per share, and 10,350,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Motive Capital Corp, unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K amends the Annual Report on Form 10-K of Motive Capital Corp as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 23, 2021 (the “Original Filing”) and subsequently amended on June 2, 2021 (the “First Amended Filing”).

After the preparation of the Company’s financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its prior-filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for the quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on November 22, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 15, 2020 (the “Post IPO Balance Sheet”), as previously revised in the First Amended Filing, (ii) audited financial statements included in the First Amended Filing, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 7, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, and (v) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021, should be restated to report all Class A ordinary shares as temporary equity and revise earnings per share and should no longer be relied upon.

As such, the Company is restating in this Form 10-K/A the Post IPO Balance Sheet and the Company’s audited financial statements included in the First Amended Filing. The unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 will be amended in the Company’s Quarterly Reports on Form 10-Q/A for each of the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, to be filed with the SEC (the “Form 10-Q/As”).

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness in the Company’s internal control over financial reporting remains and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 9A of Part II to this Amendment No. 2.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing.

This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are more fully described below in the section titled “Risk Factors.” This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary, you should consider the information set forth in the “Risk Factors” section and the other information contained in this Annual Report before investing in our securities.:

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The requirement that we consummate an initial business combination within 24 months (or such later date as approved by our shareholders) after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	If we seek shareholder approval of our initial business combination, our initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our shares of Class A ordinary shares or public warrants.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If our funds held outside the trust account are insufficient to allow us to operate, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.
●	After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
●	Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

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

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines, which we believe are essential in evaluating prospective target businesses. We will use these guidelines to evaluate acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe:

●	utilizes our management team’s and Motive’s extensive network of relationships, which enables access to proprietary and advantaged deal flow;
●	benefits from Motive’s fully integrated platform of investment expertise, industry perspective and skillset, and technological and innovation capabilities;
●	provides strategically important infrastructure and business services to its customers, and thus has a defensible market position with high barriers to entry against new potential market entrants;
●	has a history of strong operating and financial results, and strong fundamentals, which can be improved further under our ownership;
●	is prepared to be a public company and will benefit from having a public currency in order to enhance its ability to pursue accretive acquisitions, high-return product development and innovation, and/or strengthen its balance sheet;
●	will offer an attractive risk-adjusted return for our shareholders, potential upside from growth in the target business and an improved capital structure that will be weighed against any identified downside risks; and
●	combines attractive business fundamentals with, or with the potential for, strong ESG practices consistent with Motive’s ESG policy.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

If our funds held outside the trust account are insufficient to allow us to operate for at least the 24 months following the completion of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

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

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern

We have only 24 months from the closing of our initial public offering on December 15, 2020 to complete our initial business combination. If we are unable to complete our business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. We have determined that such mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments to our financial statements contained in this Amendment No. 2 have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 15, 2022.

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

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Business combinations with financial technology businesses may involve special considerations and risks. If we complete our initial business combination with a financial technology business, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

●	if the company or business we acquire provides products or services which relate to the facilitation of financial transactions, such as funds or securities settlement system, and such product or service fails or is compromised, we may be subject to claims from both the firms to whom we provide our products and services and the clients they serve;
●	if we are unable to keep pace with evolving technology and changes in the financial services industry, our revenues and future prospects may decline; our ability to provide financial technology products and services to customers may be reduced or eliminated by regulatory changes;
●	any business or company we acquire could be vulnerable to cyberattack or theft of individual identities or personal data;
●	difficulties with any products or services we provide could damage our reputation and business;
●	a failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business;
●	we may not be able to protect our intellectual property and we may be subject to infringement claims.

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

Prior to the closing of our initial business combination, holders of our founder shares are the only shareholders of the Company which will have the right to vote on the election of directions. As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 , we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

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

As described in the First Amended Filing, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants and the forward purchase agreement we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities and the forward purchase agreement, change in fair value of derivative liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the period from September 28, 2020 (inception) through December 31, 2020.

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A ordinary shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective for the period from the Company’s initial public offering through December 31, 2020. Historically, a portion of our Class A ordinary shares subject to possible redemption was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A ordinary shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A ordinary shares subject to possible redemption, the Company’s management has determined that the Class A ordinary shares include certain provisions that require classification of all of the Class A ordinary shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A ordinary shares subject to possible redemption, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

We have implemented a remediation plan, described under Item 9A, Controls and Procedures, to remediate the material weakness surrounding our controls around the interpretation and accounting for complex equity and equity-linked instruments issued by the Company, including its Class A ordinary shares and warrants. We can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

As a result of such material weakness, the restatement related to the classification and accounting for the Class A ordinary shares and warrants, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars; and
●	deterioration of political relations with the United States.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,
●	each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Motive Capital Corp” “our,” “us” or “we” refer to Motive Capital Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

In this Amendment No. 2 we are restating (i) our audited financial statements as of December 31, 2020 and for the period from September 28, 2020 (inception) to December 31, 2020 and (ii) the Post IPO Balance Sheet.

After preparation of the Company’s financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should restate its prior-filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for the quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on November 22, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) Post IPO Balance Sheet, (ii) audited financial statements included in the First Amended Filing, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 7, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, and (v) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021 (collectively, the “Affected Periods”), should be restated to report all Class A ordinary shares as temporary equity and revise earnings per share and should no longer be relied upon.

As such, the Company is restating in this Form 10-K/A the Post IPO Balance Sheet and the Company’s audited financial statements included in the. The unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 will be amended in the Company’s Quarterly Reports on Form 10-Q/A for each of the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, to be filed with the SEC (the “Form 10-Q/As”).

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 9A of Part II to this Amendment No. 2.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor or our officers and directors to identify and evaluate prospective initial Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business to merge with or acquire, and structure, negotiate and consummate the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with the our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until December 15, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 15, 2022.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary Deficit. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, at December 31, 2020, 41,400,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity.

Immediately upon the closing of the Initial Public Offering, we recognized the remeasurement from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net Income (Loss) Per Ordinary Share

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 21,186,667, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from September 28, 2020 (inception) through December 31, 2020. The remeasurement of the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

We issued 13,800,000 Private Warrants, 7,386,667 Private Placement Warrants and a Forward Purchase Agreement to purchase up to 14,000,000 of forward purchase units. All of our outstanding warrants and the Forward Purchase Agreement are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants as of the initial public offering date and December 31, 2020 using a binomial lattice model in a risk neutral framework. The fair value of the

Public Warrants and the Private Placement Warrants are measured using a binomial lattice model in a risk-neutral framework. The fair value of the Forward Purchase Agreement is based on the fair value of our publicly traded Units on each valuation date, less the present value of the contractually stipulated forward price of $10.00.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 15, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Amendment No. 2 present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the below, as the circumstances that led to the restatement of our financial statements described in this Amendment No. 2 had not yet been identified.

The Company’s Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Stephen C. Daffron, 64, has been a member of the board of directors of Motive Capital Corp since 2020. Mr. Daffron is a Co-Founder and Industry Partner at Motive Partners which was founded in 2017. Mr. Daffron is also currently the President of Dun & Bradstreet, a position he has held since 2019. Mr. Daffron serves on the Boards of LMRKTS since 2017 and QOMPLX since 2018. Prior to joining Motive Partners, Mr. Daffron served from 2013 to 2015 as the Chief Executive Officer of Interactive Data. Prior to Interactive Data, Mr. Daffron was the Global Head of Technology, Operations, and Data at Morgan Stanley from 2008 to 2013. Before returning to the sell-side, Mr. Daffron was Chief Operating Officer at Renaissance Technologies. Prior to this, Mr. Daffron worked for Goldman Sachs from 1993 to 2003, initiated the re-engineering of operations and technology functions across payments, derivative processing, credit risk/&NegativeThickSpace;collateral control, and investment management. Mr. Daffron earned a B.S. from the United States Military Academy, and an MBA, MA, M.Ph. and Ph.D. from Yale.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Dina Dublon, Jill M. Considine and Paula Madoff serve as members of the compensation committee and Paula Madoff serves as chair of the compensation committee. The Board determined that Dina Dublon, Jill M. Considine and Paula Madoff are independent within the meaning of NYSE listing standards applicable to compensation committee members.

We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors

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

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. Our Code of Ethics is posted on our website located at www.motivecapitalcorp.com. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website.

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

Below is a table summarizing the Motive Partners-related and other entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Name	Entity/Organization	Entity’s Business	Affiliation
Rob Heyvaert	Motive Partners	Private Equity Investment	Managing Partner
Blythe Masters	Motive Partners	Private Equity Investment	Industry Partner
	GCM Grosvenor	Investment and Financial Services	Member of Board of Directors
	Phunware, Inc.	Software Development	Chair of Board of Directors
	A.P. Møller Maersk	Integrated Container Logistics	Member of Board of Directors
	Santander Group	Banking and Financial Services	International Advisory Board
	Santander — Open Digital Services	Banking and Financial Services	Member of Board of Directors
Kristy Trieste	Motive Partners	Private Equity Investment	Founder and Chief Financial Officer
Jill M. Considine	Mizuho Americas LLC	Financial Services	Member of Board of Directors
	Mizuho Securities USA	Financial Services	Member of Board of Directors
	Mizuho Bank (USA)	Financial Services	Member of Board of Directors
Stephen C. Daffron	Motive Partners	Private Equity Investment	Industry Partner
	Dun & Bradstreet	Data & Analytics	President
	LMRKTS	Risk Management	Member of Board of Directors
	QOMPLX	Risk Management	Member of Board of Directors
Dina Dublon	Pepsico	Food and Beverage	Member of Board of Directors
	T Rowe Price Group	Financial Services	Member of Board of Directors
	Ernst & Young	Financial Services	Member — Independent Audit Quality Committee
Paula Madoff	Power Corp of Canada	Financial Services	Member of Board of Directors
	Great-West Lifeco	Financial Services	Member of Board of Directors
	Tradeweb	Financial Services Software	Member of Board of Directors
	KKR Real Estate Finance Trust	Financial Services	Member of Board of Directors
	Beacon	Financial Services Software	Member of Board of Directors
	ICE Benchmark Administration	Financial Services Software	Member of Board of Directors; Chair of the ICE LIBOR Oversight Committee

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our initial shareholders purchased founder shares and private placement warrants at the time of Initial Public Offering. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup.

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

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares and Class B ordinary shares as of March 1, 2021 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this prospectus.

	Class B Ordinary Shares (2)		Class A Ordinary Shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage	of Voting
	Owned	of Class	Owned(2)	of Class	Control
Name and Address of Beneficial Owner(1)
Aristeia Capital, L.L.C. (3)	—	—	2,250,000	5.4%	4.3%
Motive Capital Funds Sponsor, LLC (our sponsor)(4)	10,230,000	98.8%	—		19.8%
Paul Luc Robert Heyvaert(4)	10,230,000	98.8%	—	—	19.8%
Blythe Masters(5)	—	—	—	—	—
Kristy Trieste(6)	—	—	—	—	—
Jill M. Considine	30,000	*	—	—	*
Stephen C. Daffron(7)	30,000	*	—	—	*
Dina Dublon	30,000	*	—	—	*
Paula Madoff	30,000	*	—	—	*
All officers and directors as a group (7 individuals)	10,350,000	100%	—	—	20.0%
*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following is 7 World Trade Center, 250 Greenwich Street, Floor 47, New York, NY 10007.
(2)	Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”
(3)	Based on the Schedule 13G filed with the SEC on February 16, 2020 by Aristeia Capital, L.L.C. According to its Schedule 13G, Aristeia Capital reported having sole voting power over 2,250,000 Class A Ordinary Shares, shared voting power over no shares, sole dispositive power over 2,250,000 Class A Ordinary Shares and shared dispositive power over no shares. The Schedule 13G contained information as of December 31, 2020. The address of Aristeia Capital is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.
(4)	Motive Capital Funds Sponsor, LLC, our sponsor, is the record holder of such shares. The manager of our sponsor is Motive Partners GP, LLC (“Manager”). The sole member of the Manager is Rob Exploration, LLC (“Exploration”) where Paul Luc Robert Heyvaert is the sole member. Each of Manager, Exploration and Paul Luc Robert Heyvaert may be deemed to have beneficial ownership of the shares.
(5)	Does not include any shares indirectly owned by Ms. Masters as a result of Ms. Masters’ profits interest in our sponsor. Ms. Masters disclaims beneficial ownership of any shares except to the extent of her pecuniary interest therein.
(6)	Does not include any shares indirectly owned by this individual as a result of an interest in an affiliate of our sponsor. Each of these individuals disclaims beneficial ownership of any shares except to the extent of their pecuniary interest therein.

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

MOTIVE CAPITAL CORP

Date: December 15, 2021	By:	/s/ Blythe Masters
Blythe Masters
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Blythe Masters	Chief Executive Officer and Director	December 15, 2021
Blythe Masters	(Principal Executive Officer)

/s/ Kristy Trieste	Chief Financial Officer and Director	December 15, 2021
Kristy Trieste	(Principal Financial and Accounting Officer)

/s/ Rob Heyvaert		December 15, 2021
Rob Heyvaert	Executive Chairman and Director

/s/ Jill M. Considine		December 15, 2021
Jill M. Considine	Director

/s/ Stephen C. Daffron		December 15, 2021
Stephen C. Daffron	Director

/s/ Dina Dublon		December 15, 2021
Dina Dublon	Director

/s/ Paula Madoff		December 15, 2021
Paula Madoff	Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Motive Capital Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Motive Capital Corp (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from September 28, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 28, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable complete a business combination by December 15, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

June 2, 2021, except for the effects of the restatement disclosed in Note 2 and 11, as to which the date is December 15, 2021

Motive Capital Corp

BALANCE SHEET

December 31, 2020

As Restated - See Note 2

Assets:
Current assets:
Cash	$1,674,650
Prepaid expenses	651,605
Total current assets	2,326,255
Investments held in Trust Account	414,020,525
Total Assets	$416,346,780

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$961
Accrued expenses	415,560
Total current liabilities	416,521
Deferred underwriting commissions	14,490,000
Derivative liabilities	40,532,280
Total liabilities	55,438,801

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 41,400,000 shares subject to possible redemption at $10.00 per share	414,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035
Additional paid-in capital	—
Accumulated deficit	(53,093,056)
Total shareholders’ deficit	(53,092,021)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:	$416,346,780

The accompanying notes are an integral part of these financial statements.

Motive Capital Corp

STATEMENT OF OPERATIONS

For The Period From September 28, 2020 (inception) through December 31, 2020

As Restated - See Note 2

General and administrative expenses	$35,004
Loss from operations	(35,004)
Other income (expense)
Change in fair value of derivative liabilities	(10,659,080)
Transaction costs - derivative liabilities	(1,126,070)
Gain on marketable securities, dividends and interest held in Trust Account	20,525
Net loss	$(11,799,629)

Weighted average shares outstanding of Class A ordinary shares	7,650,000
Basic and diluted net loss per ordinary share, Class A	$(0.66)
Weighted average shares outstanding of Class B ordinary shares	10,350,000
Basic and diluted net loss per ordinary share, Class B	$(0.66)

The accompanying notes are an integral part of these financial statements.

Motive Capital Corp

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Period From September 28, 2020 (inception) through December 31, 2020

As Restated - See Note 2

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 28, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	10,350,000	1,035	23,965	—	25,000
Cash received in private placement in excess of initial fair value of private placement warrants	—	—	—	—	664,800	—	664,800
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(688,765)	(41,293,427)	(41,982,192)
Net loss	—	—	—	—	—	(11,799,629)	(11,799,629)
Balance - December 31, 2020	—	$—	10,350,000	$1,035	$—	$(53,093,056)	$(53,092,021)

The accompanying notes are an integral part of these financial statements.

Motive Capital Corp

STATEMENT OF CASH FLOWS

For The Period From September 28, 2020 (inception) through December 31, 2020

As Restated - See Note 2

Cash Flows from Operating Activities:
Net loss	$(11,799,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Transaction cost - derivative liabilities	1,126,070
Change in fair value of derivative liabilities	10,659,080
Gain on marketable securities, dividends and interest held in Trust Account	(20,525)
Changes in operating assets and liabilities:
Prepaid expenses	(651,605)
Accounts payable	961
Accrued expenses	5,560
Net cash used in operating activities	(680,088)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related parties	(130,492)
Proceeds received from initial public offering, gross	414,000,000
Offering costs paid	(8,619,770)
Proceeds received from private placement	11,080,000
Proceeds from issuance of ordinary shares to initial shareholders	25,000
Net cash provided by financing activities	416,354,738

Net increase in cash	1,674,650

Cash - beginning of the period	—
Cash - ending of the period	$1,674,650

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid-in capital in connection with the initial public offering	$14,490,000
Offering costs included in accrued expenses	$410,000
Offering costs charged to additional paid-in capital in connection with the initial public offering	$880,262

The accompanying notes are an integral part of these financial statements.

MOTIVE CAPITAL CORP

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO FINANCIAL STATEMENTS

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

Note 2 —RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

After preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should revise its previously issued financial statements to classify all Class A ordinary shares subject to redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-K of and for the period ended December 31, 2020 (the “Affected Period”) as filed with the Securities and Exchange Commission (“SEC”) on March 23, 2021 (the “Original Filing”) and subsequently amended on June 2, 2021 (the “First Amended Filing”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Period should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements in this Form 10-K/A. The Original Filing and First Amended Filing should no longer be relied upon.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 31, 2020:

MOTIVE CAPITAL CORP

NOTES TO FINANCIAL STATEMENTS

	As of December 31, 2020
	As
	Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$416,346,780	$—	$416,346,780
Liabilities and Shareholders’ equity
Total current liabilities	$416,521	$—	$416,521
Deferred underwriting commissions	14,490,000	—	14,490,000
Derivative liabilities	40,532,280	—	40,532,280
Total liabilities	55,438,801	—	55,438,801
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	355,907,970	58,092,030	414,000,000
Shareholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	581	(581)	—
Class B ordinary shares - $0.0001 par value	1,035	—	1,035
Additional paid-in-capital	16,798,022	(16,798,022)	—
Accumulated deficit	(11,799,629)	(41,293,427)	(53,093,056)
Total shareholders’ (deficit)	5,000,009	(58,092,030)	(53,092,021)
Total liabilities and shareholders’ (deficit)	$416,346,780	$—	$416,346,780

The Company’s statement of shareholders’ deficit has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from September 28, 2020 (inception) through December 31, 2020:

For the Period from September 28, 2020 (inception) through December 31, 2020
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$362,617,170	$(362,617,170)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(6,709,200)	$6,709,200	$—

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the period from September 28, 2020 (inception) through December 31, 2020:

	EPS for Class A ordinary shares
	As Previously Reported	Adjustment	As Restated
Form 10-K/A (December 31, 2020)
Net loss	$(11,799,629)	$—	$(11,799,629)
Weighted average shares outstanding	41,400,000	(33,750,000)	7,650,000
Basic and diluted loss per share	$—	$(0.66)	$(0.66)

	EPS for Class B ordinary shares
	As Previously Reported	Adjustment	As Restated
Form 10-K/A (December 31, 2020)
Net loss	$(11,799,629)	$—	$(11,799,629)
Weighted average shares outstanding	10,350,000	—	10,350,000
Basic and diluted loss per share	$(1.14)	$0.48	$(0.66)

MOTIVE CAPITAL CORP

NOTES TO FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 15, 2020:

	As of December 15, 2020
	As
	Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$416,788,700	$—	$416,788,700
Liabilities, Class A ordinary shares subject to redemption and Shareholders’ equity (deficit)
Total current liabilities	$762,402	$—	$762,402
Deferred underwriting fee payable	14,490,000	—	14,490,000
Derivative liabilities	29,873,200	—	29,873,200
Total liabilities	45,125,602	—	45,125,602
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	366,663,090	47,336,910	414,000,000
Shareholders’ equity (deficit)
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	473	(473)	—
Class B ordinary shares - $0.0001 par value	1,035	—	1,035
Additional paid-in-capital	6,129,570	(6,129,570)	—
Accumulated deficit	(1,131,070)	(41,206,867)	(42,337,937)
Total shareholders’ (deficit)	5,000,008	(47,336,910)	(42,336,902)
Total liabilities, Class A ordinary shares subject to redemption and shareholders’ equity (deficit)	$416,788,700	$—	$416,788,700

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of December 31, 2020, there were 41,400,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares issued in the Initial Public Offering and issued as part of the Over-Allotment Units were recognized in Class A ordinary shares stock subject to possible redemption as follows

Gross Proceeds for initial public offering and over-allotment	$414,000,000
Less:	—
Offering costs allocated to Class A shares subject to possible redemption	(22,524,192)
Proceeds allocated to Public Warrants at issuance	(19,458,000)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption amount	41,982,192

Class A ordinary shares subject to possible redemption	$414,000,000

Going Concern

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 15, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 15, 2022.

MOTIVE CAPITAL CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of December 31, 2020, and the period from September 28, 2020 (inception) through December 31, 2020 (the “Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants and the FPA in the Company’s previously issued audited and unaudited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

MOTIVE CAPITAL CORP

NOTES TO FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO FINANCIAL STATEMENTS

of the Company’s publicly traded Units on each valuation date, less the present value of the contractually stipulated forward price of $10.00.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2020, 41,400,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-

MOTIVE CAPITAL CORP

NOTES TO FINANCIAL STATEMENTS

average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 21,186,667, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be antidilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from September 28, 2020 (inception) through December 31, 2020. The remeasurement of the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

MOTIVE CAPITAL CORP

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO FINANCIAL STATEMENTS

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

NOTE 9.  SHAREHOLDERS’ DEFICIT

Preference Shares  —  The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

MOTIVE CAPITAL CORP

NOTES TO FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 10.  FAIR VALUE MEASUREMENTS

A reconciliation of the beginning and ending balances of the derivative assets and liabilities is summarized below:

Beginning of period	$—
Acquisition date fair value of derivative liabilities:
Public warrants issued in the initial public offering	19,458,000
Private placement warrants issued in connection with the initial public offering (1)	10,415,200
Forward Purchase Agreement liability (2)	4,045,920
Total acquisition date fair value of derivative liabilities	33,919,120
Change in fair value of warrant liabilities - Public	1,932,000
Change in fair value of warrant liabilities - Private	1,034,130
Change in fair value of forward purchase agreement	3,647,030
End of period	$40,532,280
(1)	The acquisition date fair value of the private placement warrants issued in connection with the initial public offering is $10,415,200. The private placement warrants were issued at $11,080,000 (See Note 5. Private Placement above) therefore $664,800 of Cash received in private placement excess of initial fair value is recorded in Additional Paid-in Capital on the Statement of Changes in Shareholders Deficit.
(2)	The liability associated with the forward purchase agreement entered on December 15, 2020, was recorded as a loss from issuance of the forward purchase agreement and is included in the change in fair value of derivative liabilities as of December 31, 2020.

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$414,020,525	$—	$—	$414,020,525
Liabilities:
Derivative liabilities (Restated)	$—	$—	$40,532,280	$40,532,280

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

MOTIVE CAPITAL CORP

NOTES TO FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of	As of
	December 15,	December 31,
	2020	2020
Share price	$9.81	$10.02
Exercise price	$11.50	$11.50
Term (in years)	6.00	6.00
Volatility	20.50%	21.00%
Risk-free interest rate	0.51%	0.50%
Expected dividends	0.00%	0.00%

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

MOTIVE CAPITAL CORP

NOTES TO FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO FINANCIAL STATEMENTS

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