Form 10-Q/A
period 2021-03-31
Motive Capital Corp
filed 2021-12-16
CIK 1827821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

As of December 14, 2021, 41,400,000 Class A ordinary shares, par value $0.0001, and 10,350,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Motive Capital Corp, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Motive Capital Corp as of and for the period ended March 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on June 7, 2021 (the “Original Filing”).

After the preparation of the Company’s financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its prior-filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for the quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company determined it should revise its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on November 22, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 15, 2020 (the "Post IPO Balance Sheet"), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 2, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 7, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, and (v) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021  (collectively, the “Affected Periods”), should be restated to report all Class A ordinary shares as temporary equity and revise earnings per share and should no longer be relied upon.

As such, on December 15, 2021 the Company filed a Form 10-K/A Amendment No. 2 to restate the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1 and the Company is filing amended Quarterly Reports on Form 10-Q/A for each of the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, to restate the unaudited interim financial statements of the Company for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021.

The restatement does not have any impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Amendment No. 1.

We are filing this Amendment No. 1 to amend and restate with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1, Condensed Financial Statements

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4, Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing.

MOTIVE CAPITAL CORP

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MOTIVE CAPITAL CORP

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
	(as Restated)
Assets:
Current assets:
Cash	$1,230,502	$1,674,650
Prepaid expenses	552,011	651,605
Total current assets	1,782,513	2,326,255
Investments held in Trust Account	414,080,084	414,020,525
Total Assets	$415,862,597	$416,346,780

Liabilities , Class A ordinary shares subject to redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$51,255	$961
Accrued expenses	93,450	415,560
Total current liabilities	144,705	416,521
Deferred underwriting commissions	14,490,000	14,490,000
Derivative warrant liabilities	19,402,100	40,532,280
Total liabilities	34,036,805	55,438,801

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 41,400,000 shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020	414,000,000	414,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,035	1,035
Additional paid-in capital	—	—
Accumulated deficit	(32,175,243)	(53,093,056)
Total shareholders’ deficit	(32,174,208)	(53,092,021)
Total Liabilities, Class A ordinary shares subject to redemption and Shareholders’ Deficit	$415,862,597	$416,346,780

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

As Restated - See Note 2

General and administrative expenses	$271,926
Loss from operations	(271,926)
Other income
Change in fair value of derivative warrant liabilities	21,130,180
Gain on marketable securities, dividends and interest held in Trust Account	59,559
Net income	$20,917,813

Basis and diluted weighted average shares outstanding of Class A redeemable ordinary shares	41,400,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.40
Basic and diluted weighted average shares outstanding of Class B non-redeemable ordinary shares	10,350,000
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.40

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021

As Restated - See Note 2

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	10,350,000	$1,035	$—	$(53,093,056)	$(53,092,021)
Net income	—	—	—	—	—	20,917,813	20,917,813
Balance — March 31, 2021 (unaudited)	—	$—	10,350,000	$1,035	$—	$(32,175,243)	$(32,174,208)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

As Restated - See Note 2

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

Note 2 – Restatement of Previously Issued Financial Statements

After preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should revise its previously issued financial statements to classify all Class A ordinary shares subject to redemption in temporary equity. Subsequent to the filing of the 10-Q for the quarterly period ending September 30, 2021, the Company concluded it should restate its prior-filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with its September 30, 2021 financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 7, 2021. Therefore, the Company, in consultation with its Audit Committee, concluded that the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 7, 2021 should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity, restate earnings per share and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. The previously presented unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 7, 2021, should no longer be relied upon.

The restatement does not have an impact on the Company’s cash position and cash held in the Trust Account.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above to the Company’s previously reported balance sheet as of March 31, 2021:

March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Total assets	$415,862,597	$—	$415,862,597
Total liabilities	34,036,805	—	34,036,805
Class A ordinary shares subject to redemption	376,825,790	37,174,210	414,000,000
Preference shares, par value $0.0001	—	—	—
Class A ordinary shares, par value $0.0001	372	(372)	—
Class B ordinary shares, par value $0.0001	1,035	—	1,035
Additional paid-in capital	—	—	—
Accumulated deficit	4,998,595	(37,173,838)	(32,175,243)
Total shareholders’ equity (deficit)	5,000,002	(37,174,210)	(32,174,208)
Total liabilities, Class A ordinary shares subject to redemption and shareholders’ equity (deficit)	$415,862,597	$—	$415,862,597
Class A ordinary shares subject to redemption	37,682,579	3,717,421	41,400,000
Class A ordinary shares	3,717,421	(3,717,421)	—

The Company’s statement of changes in shareholders’ deficit has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Three Months Ended March 31, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$20,917,820	$(20,917,820)	$—

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the three months ended March 31, 2021:

	EPS for Class A ordinary shares
	As Previously Reported	Adjustment	As Restated
Three Months Ended March 31, 2021 (unaudited)
Net income	$20,917,813	$—	$20,917,813
Weighted average shares outstanding	41,400,000	—	41,400,000
Basic and diluted earnings per share	$—	$(0.40)	$0.40

	EPS for Class B ordinary shares
	As Previously Reported	Adjustment	As Restated
Three Months Ended March 31, 2021 (unaudited)
Net income	$20,917,813	$—	$20,917,813
Weighted average shares outstanding	10,350,000	—	10,350,000
Basic and diluted earnings per share	$2.02	$(1.62)	$0.40

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of March 31, 2021, there were 41,400,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 15, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 15, 2022.

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3—Basis of Presentation and Summary of Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on December 15, 2021.

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 41,400,000 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Net Income Per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 21,186,667, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2021. The remeasurement of the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Note 4—Initial Public Offering

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

Note 5—Private Placement

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Note 6—Related Party Transactions

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7—Commitments and Contingencies

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

Note 8— Derivative Liabilities

As of March 31, 2021 and December 31, 2020, the Company had outstanding 13,800,000 Public Warrants, 7,386,667 Private Placement Warrants and a forward purchase agreement, covering up to 14,000,000 forward purchase units

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were no non-redeemable shares issued and outstanding, excluding 41,400,000 Class A ordinary shares subject to possible redemption and therefore classified as temporary equity on the accompanying condensed balance sheet (See Note 2).

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after these unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

In this Amendment No. 1 (“Amendment No. 1”) on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Motive Capital Corp as of and for the period ended March 31, 2021, as filed with the SEC on June 7, 2021.

After preparation of the Company’s financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its prior-filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. Subsequent to the filing of the 10-Q for the quarterly period ending September 30, 2021, the Company concluded it should restate its prior-filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity.  In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 7, 2021. Therefore, the Company, in consultation with its Audit Committee, concluded that the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 7, 2021 should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity, restate earnings per share and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. The previously presented unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 7, 2021, should no longer be relied upon.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Amendment No. 1.

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

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to identify and evaluate prospective initial Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business to merge with or acquire, and structure, negotiate and consummate the Business Combination.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity. Accordingly, as of March 31, 2021 and December 31, 2020, a total of 41,400,000 of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

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

Net Income Per Ordinary Share

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 21,186,667, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2021. The remeasurement of the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer  have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 15, 2020, its financial statements for the period ended December 31, 2020 and its interim financial statements for the quarter ended March 31, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including Company’s Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

The Company’s Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A as filed with the SEC on December 15, 2021.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of December 2021.

MOTIVE CAPITAL CORP

By:	/s/ Blythe Masters
Name:	Blythe Masters
Title:	Chief Executive Officer