Form 10-Q/A
period 2021-06-30
Motive Capital Corp
filed 2021-12-16
CIK 1827821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

This Amendment No. 1 (“Amendment No. 1”) on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Motive Capital Corp as of and for the period ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on August 13, 2021 (the “Original Filing”).

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

After the filing of the Company’s quarterly report for the period ended September 30, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 15, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 2, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 7, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, and (v) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021 (collectively, the “Affected Periods”), should be restated to report all Class A ordinary shares as temporary equity and revise earnings per share and should no longer be relied upon.

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

We are filing this Amendment No. 1 to amend and restate the Original Filing, with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

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
	(unaudited)
	(as Restated)
Assets:
Current assets:
Cash	$1,006,051	$1,674,650
Prepaid expenses	453,076	651,605
Total current assets	1,459,127	2,326,255
Investments held in Trust Account	414,090,409	414,020,525
Total Assets	$415,549,536	$416,346,780

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$104,367	$961
Accrued expenses	1,218,684	415,560
Total current liabilities	1,323,051	416,521
Deferred underwriting commissions	14,490,000	14,490,000
Derivative liabilities	20,789,520	40,532,280
Total liabilities	36,602,571	55,438,801

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 41,400,000 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020	414,000,000	414,000,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035	1,035
Additional paid-in capital	—	—
Accumulated deficit	(35,054,070)	(53,093,056)
Total shareholders' deficit	(35,053,035)	(53,092,021)
Total Liabilities and Shareholders' Deficit Class A Ordinary Shares Subject to Possible Redemption	$415,549,536	$416,346,780

The accompanying notes are an integral part of these condensed financial statements.

MOTIVE CAPITAL CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

As Restated – See Note 2

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2021	2021
General and administrative expenses	$1,501,732	$1,773,658
Loss from operations	(1,501,732)	(1,773,658)
Other income (expense)
Change in fair value of derivative liabilities	(1,387,420)	19,742,760
Gain on marketable securities, dividends and interest held in Trust Account	10,325	69,884
Net (loss) income	$(2,878,827)	$18,038,986

Basis and diluted weighted average shares outstanding of Class A redeemable ordinary shares	41,400,000	41,400,000
Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$(0.06)	$0.35
Basis and diluted weighted average shares outstanding of Class B non-redeemable ordinary shares	10,350,000	10,350,000
Basic and diluted net (loss) income per share, Class B non-redeemable ordinary shares	$(0.06)	$0.35

The accompanying notes are an integral part of these condensed financial statements.

MOTIVE CAPITAL CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

As Restated – See Note 2

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	10,350,000	$1,035	$—	$(53,093,056)	$(53,092,021)

Net income	—	—	—	—	—	20,917,813	20,917,813
Balance — March 31, 2021 (unaudited)	—	$—	10,350,000	$1,035	$—	$(32,175,243)	$(32,174,208)

Net loss	—	—	—	—	—	(2,878,827)	(2,878,827)
Balance — June 30, 2021 (unaudited)	—	$—	10,350,000	$1,035	$—	$(35,054,070)	$(35,053,035)

The accompanying notes are an integral part of these condensed financial statements.

MOTIVE CAPITAL CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

As Restated – See Note 2

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

MOTIVE CAPITAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (as Restated)

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as Restated)

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as Restated)

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

Note 2 – Restatement of Previously Issued Financial Statements

After preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should revise its previously issued financial statements to classify all Class A ordinary shares subject to redemption in temporary equity. Subsequent to the filing of the 10-Q for the quarterly period ending June 30, 2021, the Company concluded it should restate its prior-filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. Subsequent to the filing of the 10-Q for the quarterly period ending September 30, 2021, the Company concluded it should restate its prior-filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its September 30, 2021 financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as Restated)

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021. Therefore, the Company, in consultation with its Audit Committee, concluded that the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity, restate earnings per share and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. The previously presented unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, should no longer be relied upon.

The restatement does not have an impact on the Company’s cash position and cash held in the Trust Account.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above to the Company’s previously reported balance sheet as of June 30, 2021:

June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Total assets	$415,549,535	$1	$415,549,536
Total liabilities	36,602,571	—	36,602,571
Class A ordinary shares subject to redemption	373,946,960	40,053,040	414,000,000
Preference shares, par value $0.0001	—	—	—
Class A ordinary shares, par value $0.0001	400	(400)	—
Class B ordinary shares, par value $0.0001	1,035	—	1,035
Additional paid-in capital	—	—	—
Accumulated deficit	4,998,569	(40,052,639)	(35,054,070)
Total shareholders’ equity (deficit)	5,000,004	(40,053,039)	(35,053,035)
Total liabilities, Class A ordinary shares subject to redemption and shareholders’ equity (deficit)	$415,549,535	$1	$415,549,536
Class A ordinary shares subject to redemption	37,394,696	4,005,304	41,400,000
Class A ordinary shares	4,005,304	(4,005,304)	—

The Company’s statement of changes in shareholders’ deficit has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Form 10-Q: Six Months Ended June 30, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$18,038,990	$(18,038,990)	$—

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as Restated)

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the three and six months ended June 30, 2021:

	EPS for Class A ordinary shares
	As Previously Reported	Adjustment	As Restated
Form 10-Q (June 30,2021) – three months ended June 30, 2021 (unaudited)
Net loss	$(2,878,827)	$—	$(2,878,827)
Weighted average shares outstanding	41,400,000	—	41,400,000
Basic and diluted loss per share	$—	$(0.06)	$(0.06)
Form 10-Q (June 30,2021) – six months ended June 30, 2021 (unaudited)
Net income	$18,038,986	$—	$18,038,986
Weighted average shares outstanding	41,400,000	—	41,400,000
Basic and diluted earnings per share	$—	$0.35	$0.35

	EPS for Class B ordinary shares
	As Previously Reported	Adjustment	As Restated
Form 10-Q (June 30, 2021) - three months ended June 30, 2021 (unaudited)
Net loss	$(2,878,827)	$—	$(2,878,827)
Weighted average shares outstanding	10,350,000	—	10,350,000
Basic and diluted loss per share	$(0.28)	$0.22	$(0.06)
Form 10-Q (June 30, 2021) - six months ended June 30, 2021 (unaudited)
Net income	$18,038,986	$—	$18,038,986
Weighted average shares outstanding	10,350,000	—	10,350,000
Basic and diluted earnings per share	$1.74	$(1.39)	$0.35

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of June 30, 2021, there were 41,400,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 15, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as Restated)

about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 15, 2022.

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as Restated)

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as Restated)

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 41,400,000 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as Restated)

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

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (loss) per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 21,186,667, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2021. The remeasurement of the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as Restated)

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as Restated)

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as Restated)

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as Restated)

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as Restated)

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as Restated)

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

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were no non-redeemable shares issued and outstanding, excluding 41,400,000 Class A ordinary shares subject to possible redemption and therefore classified as temporary equity on the accompanying condensed balance sheet (See Note 2).

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as Restated)

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as Restated)

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

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date these unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as Restated)

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

MOTIVE CAPITAL CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as Restated)

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

In this Amendment No. 1 (“Amendment No. 1”) on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Motive Capital Corp as of and for the period ended June 30, 2021, as filed with the “SEC” on August 13, 2021(the “Original Filing”).

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021. Therefore, the Company, in consultation with its Audit Committee, concluded that the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity, restate earnings per share and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. The previously presented unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, should no longer be relied upon.

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

Based on the foregoing, including the ability of us to draw upon the Working Capital Loans, we believe that we will have sufficient working capital and borrowing capacity to identify and evaluate prospective initial Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business to merge with or acquire, and structure, negotiate and consummate the Business Combination.

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

Accordingly, as of June 30, 2021 and December 31, 2020, a total of 41,400,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

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

Net Income (Loss) Per Ordinary Share

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 21,186,667, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended June 30, 2021. The remeasurement of the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 15, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarter ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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