Form 10-Q/A
period 2021-09-30
Motive Capital Corp
filed 2021-12-16
CIK 1827821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

This Amendment No. 1 (“Amendment No. 1”) on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Motive Capital Corp as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 9, 2021 (the “Original Filing”).

On November 9, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a section within Note 2, entitled “Revision of Previously Issued Financial Statements,” (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on December 15, 2020. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by reclassifying all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously issued financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is quantitatively material and it should restate its previously issued financial statements.

Therefore, on November 22, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 15, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 2, 2021 (“2020 Form 10-K/A No. 1”); (ii) audited financial statements included in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 7, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, and (v) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021  (collectively, the “Affected Periods”), should be restated to report all Class A ordinary shares as temporary equity and restate earnings per share and should no longer be relied upon.

As such, on December 15, 2021 the Company filed a Form 10-K/A Amendment No. 2 to restate the Post IPO Balance Sheet and the Company's audited financial statements included in the 2020 Form 10-K/A No. 1 and the Company is filing amended Quarterly Reports on Form 10-Q/A for each of the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, to restate the unaudited interim financial statements of the Company for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021.

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

Note 2 – Restatement of Previously Issued Financial Statements

After preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should revise its previously issued financial statements to classify all Class A ordinary shares subject to redemption in temporary equity. Subsequent to the filing of the 10-Q for the quarterly period ending September 30, 2021, the Company concluded it should restate its prior-filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in its Amended and Restated Memorandum and Articles of Association. Therefore, on November 24, 2021, the Company filed a Form 8-K reporting that the Company’s previously issued (i) audited balance sheet as of December 15, 2020 (the “Post-IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 2, 2021 (the “2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 7, 2021 (the “Q1 Form 10-Q”), (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (the “Q2 Form 10-Q”) and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021 (the “Q3 Form 10- Q” and collectively, the “Affected Periods”), should no longer be relied upon.

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error. Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company has restated its financial statements for the Affected Periods in: (1) the Company’s Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC (the “Form 10-K/A No. 2”), for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1, (2) the Company’s Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC (the “Q1 Form 10-Q/A No. 1”), for the unaudited condensed consolidated financial statements included in the Q1 Form 10-Q, (3) the Company’s Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC (the “Q2 Form 10-Q/A No. 1”), for the unaudited condensed consolidated financial statements included in the Q2 Form 10-Q, and (4) the Company’s Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC (the “Q3 Form 10-Q/A No. 1”), for the unaudited condensed consolidated financial statements included in the Q3 Form 10-Q.

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

Going Concern

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update ("ASU") 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," the Company has until December 15, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 15, 2022.

Note 3—Basis of Presentation and Summary of Significant Accounting Policies (as restated)

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. The

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A Amendment No.2 filed by the Company with the SEC on December 15, 2021.

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

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 21,186,667 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 41,400,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying unaudited condensed consolidated balance sheets. See Note 2.

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

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date these condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

In this Amendment No. 1 (“Amendment No. 1”) on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Motive Capital Corp as of and for the period ended September 30, 2021, as filed with the SEC on November 9, 2021 (the “Original Filing”).

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021. Therefore, the Company, in consultation with its Audit Committee, concluded that the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021 should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity, restate earnings per share and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. The previously presented unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021, should no longer be relied upon.

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

Based on the foregoing, including the ability of the Company to draw upon the Working Capital Loans, management believes that the Company will have sufficient working capital and borrowing capacity to identify and evaluate prospective initial Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business to merge with or acquire, and structure, negotiate and consummate the Business Combination.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 21,186,667 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4.Controls and Procedures (as restated)

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control over the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 15, 2020, its financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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