Form 10-K
period 2021-12-31
Motive Capital Corp
filed 2022-03-16
CIK 1827821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the common equity held by non-affiliates of the registrant was $404,478,000.

As of March 16, 2022, 41,400,000 Class A ordinary shares, par value $0.0001 per share, and 10,350,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

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

PART I

Item 1. Business

General

We are a blank check company incorporated in September 2020 as a Cayman Islands exempted company (the “Company” or “Motive Capital”) whose business purpose is to effect a business combination with one or more businesses (the “initial business combination”). We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete an initial business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and assets consisting entirely of investments held in trust, cash held in operating account, and other nominal assets.

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

Additional information regarding Forge and the Business Combination is available in the proxy statement/prospectus most recently filed by the Company with the SEC on February 14, 2022.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to the Business Combination, see the proxy statement/prospectus most recently filed by the Company with the SEC on February 14, 2022.

Risks Related to Our Business and Financial Position

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results, and all of our activities to date have been related to our formation, our initial public offering, and, since the closing of the Initial Public Offering, a search for a business combination candidate. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

As of December 31, 2021, we have approximately $0.3 million available to us outside the trust account to fund our working capital requirements. Of the funds available to us, we could use a portion of the funds available to us to pay fees to advisors for our potential Business Combination with Forge or, if our Business Combination with Forge is not completed, to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

We currently have a pending Business Combination with Forge. If our Business Combination with Forge is not completed, We could target business combination targets with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

As of December 31, 2021, our initial shareholders own 20% of our issued and outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

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

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

We have only 24 months from the closing of our initial public offering on December 15, 2020 to complete our initial business combination. If we are unable to complete our business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. We have determined that such mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments to our consolidated financial statements have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 15, 2022.

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

Because we are not limited to evaluating a target business in a particular industry sector you will be unable to ascertain the merits or risks of any particular target business’s operations.

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

As of December 31, 2021, our initial shareholders own 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors is divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

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

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that had not been selected at the time of our initial public offering we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 , we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of December 31, 2021, there are 458,600,000 and 39,650,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. There are no preference shares issued and outstanding.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Additionally, as previously disclosed, we identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A ordinary shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective for the period from the Company’s initial public offering through December 31, 2021. Historically, a portion of our Class A ordinary shares subject to possible redemption was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A ordinary shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A ordinary shares subject to possible redemption, the Company’s management has determined that the Class A ordinary shares include certain provisions that require classification of all of the Class A ordinary shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A ordinary shares subject to possible redemption, see Part II, Item 9A: Controls and Procedures included in this Annual Report.We have implemented a remediation plan, described under Item 9A, Controls and Procedures, to remediate the material weakness surrounding our controls around the interpretation and accounting for complex equity and equity-linked instruments issued by the Company, including its Class A ordinary shares and warrants. We can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, Class A ordinary shares and warrants are traded on the NYSE under the symbols “MOTV.U”, “MOTV” and “MOTV WS”, respectively. Our units commenced public trading on December 11, 2020, and our Class A ordinary shares and warrants began separate trading on February 1, 2021. There is no trading market for our Class B ordinary shares.

Holders

As of March 1, 2022, there was one holder of record of our units, one holder of record of our separately traded Class A ordinary shares, one holders of record of our separately traded public warrants, and five holders of record of our Class B ordinary shares.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Initial Business Combination. The payment of any cash dividends subsequent to our Initial Business Combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

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

Use of Proceeds

The registration statement on Form S-1 (File No. 333-250947) for our Initial Public Offering was declared effective by the SEC on December 10, 2020. On December 15, 2020, the Company consummated the Initial Public Offering of 41,400,000 Units, including 5,400,000 Units as a result of the underwriters’ exercise in full of their overallotment option, at an offering price of $10.00 per Unit. The gross proceeds from the Initial Public Offering were $414,000,000 in the aggregate.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Motive Capital Corp” “our,” “us” or “we” refer to Motive Capital Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Our entire activity since inception up to December 31, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a business combination candidate and activities in connection with the proposed Merger. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2021, we had net income of approximately $9.4 million, which consisted of a non-operating gain of approximately $16.1 million resulting from the change in fair value of derivative liabilities, and approximately $91,000 of gain on marketable securities, dividends and interest on investments held in Trust Account, partially offset by an approximate $6.8 million in general and administrative expenses.

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

Liquidity and Going Concern

As of December 31, 2021, we had approximately $255,000 in our operating bank accounts, a working capital deficit of approximately $4.9 million and approximately $91,000 of interest income available in the Trust Account to pay for our tax obligations, if any.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us.

Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, we had no outstanding borrowings under the Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” we have until December 15, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 15, 2022. However, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may loan the Company funds as may be required (“Working Capital Loans”). Based on the foregoing, including the ability of the Company to draw upon the Working Capital Loans, Management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the consummation of the Business Combination, which the Company intends to complete by December 15, 2022.

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, we had no outstanding borrowings under the Working Capital Loans.

Promissory Note — Related Party

On October 1, 2020, we issued an unsecured promissory note (the “Promissory Note”) to our Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 and (ii) the completion of the Initial Public Offering. We borrowed an aggregate of approximately $130,000 under the Promissory Note. The Promissory Note matured on the closing date of the Initial Public Offering and the outstanding balance under the Promissory Note of $130,492 was repaid in full on December 16, 2020. Subsequent to the repayment, the facility was no longer available to us.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 5,400,000 Units to cover over-allotments, if any, at the Initial Public Offering price less underwriting discounts and commissions. The over-allotment option was fully exercised upon closing the Initial Public Offering.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary Deficit. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, at December 31, 2021 and 2020, 41,400,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity.

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

Net Income (Loss) Per Ordinary Share

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 21,186,667, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the year ended December 31, 2021 and for the period from September 28, 2020 (inception) through December 31, 2020. The remeasurement of the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

We issued 13,800,000 Private Warrants, 7,386,667 Private Placement Warrants and a Forward Purchase Agreement to purchase up to 14,000,000 of forward purchase units. All of our outstanding warrants and the Forward Purchase Agreement are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of December 31, 2021 is based on the value of the Public Warrants given the low likelihood of the Company’s ordinary share price exceeding $18.00 by the start of the exercise period. The fair value of the forward purchase agreement is based on the fair value of the Company’s publicly traded Units on each valuation date, less the present value of the contractually stipulated forward price of $10.00. The determination of the fair value of derivative liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Recent Accounting Pronouncements

Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our balance sheet.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting, as described below.

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

Previously Reported Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management has concluded that our control over the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 15, 2020, its financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management utilized the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 and December 31, 2020. Based on our assessment, management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2021, our internal control over financial reporting was not effective due to the material weakness in our internal control over financial reporting as detailed above.

Changes in Internal Control over Financial Reporting

Other than as described below, There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the below.

The Company’s Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company, as well as the classification of Class A ordinary shares. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and offices are as follows:

Name	Age	Title
Rob Heyvaert	57	Executive Chairman and Director
Blythe Masters	52	Chief Executive Officer and Director
Kristy Trieste	43	Chief Financial Officer and Director
Jill M. Considine	77	Director
Stephen C. Daffron	65	Director
Dina Dublon	68	Director
Paula Madoff	54	Director

Rob Heyvaert, 57, has been our Executive Chairman and a director of Motive Capital Corp since 2020. Mr. Heyvaert is the Managing Partner of Motive Partners which he founded in 2017. Mr. Heyvaert serves on the Motive Executive, Investment, Valuation and Conflicts Committees. Prior to founding Motive Partners, Mr. Heyvaert founded Capco at age 34, which was acquired by FIS, where Mr. Heyvaert served as Corporate Executive Vice President of Global Financial Solutions from 2010 to 2015. Additionally, Mr. Heyvaert was part of the Executive Management Committee of FIS and held corporate responsibility for all Enterprise Strategy related matters. Prior to founding Capco, Mr. Heyvaert founded Cimad Consultants at age 24, which was later sold to IBM, where Mr. Heyvaert was appointed global General Manager of Securities and Capital Markets and served in this role from 1996 to 1998.

We believe that Mr. Heyvaert’s qualifications to serve on our board of directors include his substantial experience as a financial technology executive and entrepreneur, having held senior leadership positions in the leading financial technology firms and having founded, scaled and exited two industry-leading global financial services and technology consulting firms.

Blythe Masters, 52, has served as the Chief Executive Officer and a director of Motive Capital Corp since 2020. Ms. Masters is an Industry Partner at Motive Partners, which she joined in 2019. Prior to joining Motive Partners, Ms. Masters served from 2015 to 2018 as the CEO of Digital Asset, the leading enterprise blockchain fintech company responsible for the Australian Securities Exchange’s post trade infrastructure replacement project. Prior to joining Digital Asset, Ms. Masters was a senior executive at J.P. Morgan for 27 years from 1987 to 2015. Ms. Masters was a member of the Corporate & Investment Bank Operating Committee and firmwide Executive Committee, along with other positions including Head of Global Commodities, Head of Corporate & Investment Bank Regulatory Affairs, CFO of the Investment Bank, Head of Global Credit Portfolio and Credit Policy and Strategy and Head of Structured Credit. Ms. Masters serves as Board Member of A.P. Møller Maersk, Board Chair of Phunware, Inc. and Board Member of GCM Grosvenor, positions she has held since 2020. Ms. Masters is currently proposed as a Board and Audit Committee Member of Credit Suisse Group AG, and serves on the International Advisory Board of Santander Group, and the Board of Santander’s Open Digital Services, which she joined in 2020. Ms. Masters is a member of the Advisory Board of the US Chamber of Digital Commerce, Figure Technologies, as well as a member of the Brookings Institution Taskforce on Financial Stability and P.R.I.M.E. Finance (the Hague based Panel of Recognized International Market Experts in Finance), all of which she joined in 2019. Ms. Masters is a graduate and Senior Scholar of Trinity College, Cambridge where she received a B.A. in Economics.

We believe that Ms. Masters’ qualifications to serve on our board of directors include her substantial experience in the finance industry, having held senior leadership positions in a large financial institution, and her extensive and varied leadership roles and board experience.

Kristy Trieste, 43, has served as Chief Financial Officer and a director of Motive Capital Corp since 2020. Ms. Trieste is a Founding Partner, Chief Financial Officer and Chief Compliance Officer of Motive Partners since 2017. Prior to joining Motive Partners, Ms. Trieste served as Managing Director of Finance and Operations at Corsair Capital from 2009 until 2017. Prior to joining Corsair, Ms. Trieste was an Associate in the Finance and Administration group within the Principal Investment Area at Goldman Sachs from 2007 to 2009. Before joining Goldman Sachs, Ms. Trieste was an Assistant Vice President within the finance division of Corporate Investments at Deutsche Bank AG from 2006 through 2007. Ms. Trieste also worked at Ernst & Young LLP from 2000 through 2007. Ms. Trieste serves on the NY PE and VC FEA Board, a national affinity group administered by First Republic Bank. Ms. Trieste earned a B.B.A. in Accounting and Finance from James Madison University and is a Certified Public Accountant.

We believe that Ms. Trieste’s qualifications to serve on our board include her substantial experience in accounting and finance, along with her extensive experience in senior management.

Jill M. Considine, 77, has been a member of the Board of Directors of Motive Capital Corp since 2020. Ms. Considine currently serves as a director of Mizuho Americas, Mizuho Securities USA, Mizuho Bank (USA), and the Financial Services Volunteer Corps (FSVC). Ms. Considine is a member of the Council on Foreign Relations and the Economics Club of New York.

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

Stephen C. Daffron, 65, has been a member of the board of directors of Motive Capital Corp since 2020. Mr. Daffron is a Co-Founder and Industry Partner at Motive Partners which was founded in 2017. Mr. Daffron is also currently the President of Dun & Bradstreet, a position he has held since 2019. Mr. Daffron serves on the Boards of LMRKTS since 2017 and QOMPLX since 2018. Prior to joining Motive Partners, Mr. Daffron served from 2013 to 2015 as the Chief Executive Officer of Interactive Data. Prior to Interactive Data, Mr. Daffron was the Global Head of Technology, Operations, and Data at Morgan Stanley from 2008 to 2013. Before returning to the sell-side, Mr. Daffron was Chief Operating Officer at Renaissance Technologies. Prior to this, Mr. Daffron worked for Goldman Sachs from 1993 to 2003, initiated the re-engineering of operations and technology functions across payments, derivative processing, credit risk/&NegativeThickSpace;collateral control, and investment management. Mr. Daffron earned a B.S. from the United States Military Academy, and an MBA, MA, M.Ph. and Ph.D. from Yale.

We believe that Mr. Daffron’s qualifications to serve on our board of directors include his substantial experience as a financial technology executive, having held senior leadership positions in large institutions, and services on large public company boards.

Dina Dublon, 68, has been a member of the board of directors of Motive Capital Corp since 2020. Ms. Dublon currently serves as a Board member of PepsiCo since 2005, T Rowe Price Group since 2019 and serves on the Independent Audit Quality Committee of Ernst & Young since 2020. Ms. Dublon serves as a member of the Board of Advisors of Columbia University Mailman School of Public Health, member of the board of the Westchester Land Trust (WLT) and Co-Chairs Columbia Cancer Center (HICC) Advisory Council. Ms. Dublon was the Executive Vice President and Chief Financial Officer of JPMorgan Chase & Co., from 1998 until her retirement in 2004. Prior to this, Ms. Dublon previously held numerous positions at JPMorgan Chase & Co. and its predecessor companies, including Corporate Treasurer, Managing Director of the Financial Institutions division and Head of Asset Liability management. Ms. Dublon has previously served on the Supervisory Board of Deutsche Bank from 2013 to 2018, the Board of Microsoft from 2005 to 2014, the Board of Accenture from 2002 to 2017, was a faculty member of Harvard Business School from 2011 to 2012 and worked at Bank Hapoalim in Israel. Ms. Dublon has also served on the boards of several non-profit organizations, including the Women’s Refugee Commission, Global Fund for Women the Board of Advisors of Columbia University Mailman School of Public Health and the Westchester Land Trust. Ms. Dublon has been on the Fortune list of the 50 most powerful women in business for several years and has been honored as a “Woman Who Makes a Difference” by many organizations. Ms. Dublon received her B.A. from Hebrew University of Jerusalem and her M.S. from Carnegie Mellon University.

We believe that Ms. Dublon’s qualifications to serve on our board include her extensive leadership roles, financial expertise and her service on several large public company boards.

Paula Madoff, 54, has been a member of the Board of Directors of Motive Capital Corp since 2020. Ms. Madoff currently serves as an Advisor to The Goldman Sachs Group. Ms. Madoff serves as a non-executive director on the boards of Power Corp of Canada since 2020, Great-West Lifeco since 2018, KKR Real Estate Finance Trust since 2018, Tradeweb since 2019, Beacon since 2018, and ICE Benchmark Administration since 2018, where she is also Chair of the ICE LIBOR Oversight Committee. Ms. Madoff has been with Goldman Sachs for 25 years where she was most recently a Partner responsible for Interest Rate Products, Derivatives, and Mortgages until her retirement from that position in August 2017. Ms. Madoff has held several additional leadership positions at Goldman Sachs, including Advisory Director from 2017 to 2018, Co-Chair of the Retirement Committee, overseeing all 401(k) and pension plan assets, Chief Executive Officer of Goldman Sachs Mitsui Marine Derivatives Products, L.P., and was a member of its Securities Division Operating Committee and Firmwide New Activity Committee. Prior to Goldman Sachs, Ms. Madoff was in Mergers and Acquisitions at Wasserstein Perella & Co. and in Corporate and Real Estate Finance at Bankers Trust.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares and Class B ordinary shares as of March 1, 2022 by:

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

	Class B Ordinary Shares (2)		Class A Ordinary Shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage	of Voting
	Owned	of Class	Owned(2)	of Class	Control
Name and Address of Beneficial Owner(1)
Weiss Asset Management LP(3)			3,020,064	7.3
Citadel Advisors LLC(4)	—	—	2,750,000	6.6
Motive Capital Funds Sponsor, LLC (our sponsor)(4)	10,230,000	98.8%	—		19.8%
Paul Luc Robert Heyvaert(5)	10,230,000	98.8%	—	—	19.8%
Blythe Masters(6)	—	—	—	—	—
Kristy Trieste(7)	—	—	—	—	—
Jill M. Considine	30,000	*	—	—	*
Stephen C. Daffron	30,000	*	—	—	*
Dina Dublon	30,000	*	—	—	*
Paula Madoff	30,000	*	—	—	*
All officers and directors as a group (7 individuals)	10,350,000	100%	—	—	20.0%
*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following is 7 World Trade Center, 250 Greenwich Street, Floor 47, New York, NY 10007.
(2)	Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”
(3)	Based on the Schedule 13G filed with the SEC on February 11, 2022 by Weiss Asset Management LP. According to its Schedule 13G, Weiss Asset Management reported having shared voting power over 3,020,064 Class A Ordinary Shares, sole voting power over no shares, shared dispositive power over 3,020,064 Class A Ordinary Shares and sole dispositive power over no shares. The Schedule 13G contained information as of December 31, 2021. The address of Weiss Asset Management is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.
(4)	Based on the Schedule 13G/A filed with the SEC on February 14, 2022 by Citadel Advisors LLC. According to its Schedule 13G/A, Citadel Advisors reported having shared voting power over 2,750,000 Class A Ordinary Shares, sole voting power over no shares, shared dispositive power over 2,750,000 Class A Ordinary Shares and sole dispositive power over no shares. The Schedule 13G/A contained information as of December 31, 2021. The address of Citadel Advisors LLC is 31 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.
(5)	Motive Capital Funds Sponsor, LLC, our sponsor, is the record holder of such shares. The manager of our sponsor is Motive Partners GP, LLC (“Manager”). The sole member of the Manager is Rob Exploration, LLC (“Exploration”) where Paul Luc Robert Heyvaert is the sole member. Each of Manager, Exploration and Paul Luc Robert Heyvaert may be deemed to have beneficial ownership of the shares.
(6)	Does not include any shares indirectly owned by Ms. Masters as a result of Ms. Masters’ profits interest in our sponsor. Ms. Masters disclaims beneficial ownership of any shares except to the extent of her pecuniary interest therein.

(7)	Does not include any shares indirectly owned by this individual as a result of an interest in an affiliate of our sponsor. Each of these individuals disclaims beneficial ownership of any shares except to the extent of their pecuniary interest therein.

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

Item 14. Principal Accounting Fees and Services

The firm of WithumSmith+Brown, PC (“Withum”) served as the Company’s independent registered public accounting firm from September 21, 2020 (inception) through December 31, 2021. The following is a summary of fees paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from September 28, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $144,200 and $92,700, respectively.

Audit Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees for the year ended December 31, 2021 and the period from September 28, 2020 (inception) through December 31, 2020.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees billed by WithumSmith+Brown, PC for tax fees for the year ended December 31, 2021 totaled $3,605. We did not pay WithumSmith+Brown, PC any tax fees for the period from September 28, 2020 (inception) through December 31, 2020 totaled $3,605.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees for the year ended December 31, 2021 and the period from September 28, 2020 (inception) through December 31, 2020.

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

See the “Index” to the Financial Statements commencing on page F-1 of this Form 10-K.

(2)	Financial Statement Schedules

All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

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

4.2	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2020)
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

10.10

Sponsor Support Agreement, dated as of September 13, 2021, by and among Motive Capital Corp, Forge Global, Inc., Motive Sponsor Holdings LLC and certain holders of Motive Capital Corp’s Class B Stock (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed by the Registrant on September 13, 2021).

10.11

Stockholder Support Agreement, dated as of September 13, 2021, by and among Motive Capital Corp, Forge Global, Inc. and certain stockholders of Forge Global, Inc. (incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K filed by the Registrant on September 13, 2021).

10.12

Amended and Restated Forward Purchase Agreement, dated as of September 13, 2021, by and between Motive Capital Corp, Motive Sponsor Holdings LLC and certain affiliates of Motive Sponsor Holdings LLC (incorporated herein by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K filed by the Registrant on September 13, 2021).

10.13	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.4 filed with the Registrant’s Form 8-K filed by the Registrant on September 13, 2021).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTIVE CAPITAL CORP

Date: March 16, 2022	By:	/s/ Blythe Masters
Blythe Masters
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Blythe Masters	Chief Executive Officer and Director	March 16, 2022
Blythe Masters	(Principal Executive Officer)

/s/ Kristy Trieste	Chief Financial Officer and Director	March 16, 2022
Kristy Trieste	(Principal Financial and Accounting Officer)

/s/ Rob Heyvaert		March 16, 2022
Rob Heyvaert	Executive Chairman and Director

/s/ Jill M. Considine		March 16, 2022
Jill M. Considine	Director

/s/ Stephen C. Daffron		March 16, 2022
Stephen C. Daffron	Director

/s/ Dina Dublon		March 16, 2022
Dina Dublon	Director

/s/ Paula Madoff		March 16, 2022
Paula Madoff	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets as of December 31, 2021 and 2020	F-2
Consolidated Statements of Operations for the year ended December 31, 2021 and for the period from September 28, 2020 (inception) through December 31, 2020	F-3
Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the period from September 28, 2020 (inception) through December 31, 2020	F-4
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the period from September 28, 2020 (inception) through December 31, 2020	F-5
Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Motive Capital Corp

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Motive Capital Corp (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2020, and period from September 28, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, and period from September 28, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination  by December 15, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 16, 2022

PCAOB ID NUMBER 100

Motive Capital Corp

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$254,726	$1,674,650
Prepaid expenses	274,234	651,605
Total current assets	528,960	2,326,255
Cash and Investments held in Trust Account	414,111,439	414,020,525
Total Assets	$414,640,399	$416,346,780

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$4,358,705	$961
Accrued expenses	1,089,571	415,560
Total current liabilities	5,448,276	416,521
Deferred underwriting commissions	14,490,000	14,490,000
Derivative liabilities	24,430,400	40,532,280
Total liabilities	44,368,676	55,438,801

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 41,400,000 shares subject to possible redemption at $10.00 per share at December 31, 2021 and 2020	414,000,000	414,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized at December 31, 2021 and 2020; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035	1,035
Additional paid-in capital	—	—
Accumulated deficit	(43,729,312)	(53,093,056)
Total shareholders’ deficit	(43,728,277)	(53,092,021)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$414,640,399	$416,346,780

The accompanying notes are an integral part of these consolidated financial statements.

Motive Capital Corp

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period
		From
		September 28, 2020
	For the Year Ended	(Inception) through
	December 31, 2021	December 31, 2020
General and administrative expenses	$6,829,050	$35,004
Loss from operations	(6,829,050)	(35,004)
Other income (expense)
Change in fair value of derivative liabilities	16,101,880	(10,659,080)
Transaction costs - derivative liabilities	—	(1,126,070)
Gain on marketable securities, dividends and interest held in Trust Account	90,914	20,525
Net income (loss)	$9,363,744	$(11,799,629)

Weighted average shares outstanding of Class A redeemable ordinary shares	41,400,000	7,650,000
Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$0.18	$(0.66)
Weighted average shares outstanding of Class B non-redeemable ordinary shares	10,350,000	10,350,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.18	$(0.66)

The accompanying notes are an integral part of these consolidated financial statements.

Motive Capital Corp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Year Ended December 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	10,350,000	$1,035	$—	$(53,093,056)	$(53,092,021)
Net income	—	—	—	—	—	9,363,744	9,363,744
Balance - December 31, 2021	—	$—	10,350,000	$1,035	$—	$(43,729,312)	$(43,728,277)

For the Period From September 28, 2020 (Inception) through December 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 28, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	10,350,000	1,035	23,965	—	25,000
Cash received in Private Placement in excess of initial fair value of Private Placement warrants	—	—	—	—	664,800	—	664,800
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(688,765)	(41,293,427)	(41,982,192)
Net loss	—	—	—	—	—	(11,799,629)	(11,799,629)
Balance - December 31, 2020	—	$—	10,350,000	$1,035	$—	$(53,093,056)	$(53,092,021)

The accompanying notes are an integral part of these consolidated financial statements.

Motive Capital Corp

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period From
		September 28, 2020
	For the Year Ended	(Inception) through
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$9,363,744	$(11,799,629)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Transaction cost - derivative liabilities	—	1,126,070
Change in fair value of derivative warrant liabilities	(16,101,880)	10,659,080
Gain on marketable securities, dividends and interest held in Trust Account	(90,914)	(20,525)
Changes in operating assets and liabilities:
Prepaid expenses	377,371	(651,605)
Accounts payable	4,357,744	961
Accrued expenses	674,011	5,560
Net cash used in operating activities	(1,419,924)	(680,088)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(414,000,000)
Net cash used in investing activities	—	(414,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related parties	—	(130,492)
Proceeds received from initial public offering, gross	—	414,000,000
Offering costs paid	—	(8,619,770)
Proceeds received from private placement	—	11,080,000
Proceeds from issuance of ordinary shares to initial shareholders	—	25,000
Net cash provided by financing activities	—	416,354,738

Net change in cash	(1,419,924)	1,674,650

Cash - beginning of the period	1,674,650	—
Cash - end of the period	$254,726	$1,674,650

Supplemental disclosure of noncash financing activities:
Deferred underwriting commissions charged to additional paid-in capital in connection with initial public offering	$—	$14,490,000
Offering costs included in accrued expenses	$—	$410,000
Offering costs charged to additional paid-in capital in connection with the initial public offering	$—	$880,262

The accompanying notes are an integral part of these consolidated financial statements.

MOTIVE CAPITAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2021, the Company had not commenced any operations. Our entire activity from September 28, 2020 (inception) through December 31, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search and due diligence for a prospective initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating gain or loss from the change in fair value of derivative liabilities and non-operating income in the form of interest income, gain on marketable securities, and dividends from the proceeds of its Initial Public Offering and Private Placement described below.

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

MOTIVE CAPITAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concurrent with the execution of the Merger Agreement, the Company entered into that certain Sponsor Support Agreement (the “Sponsor Agreement”) with the Sponsor, Forge and other holders of Company’s Class B ordinary shares pursuant to which the Sponsor and such holders of Class B ordinary shares have agreed to (i) vote all shares of the Company they own in favor of the transactions contemplated by the Merger Agreement, (ii) waive certain anti-dilution rights with respect to their Class B ordinary shares, and (iii) agree to certain lock-up provisions. Concurrent with the execution of the Merger Agreement, the Company entered into that certain Stockholder Support Agreement (the “Stockholder Support Agreement”) with Forge and certain Forge shareholders (the “Supporting Shareholders”) pursuant to which the Supporting Shareholders agreed to vote in favor of the Merger and the transactions contemplated.

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

Principles of Consolidation

The consolidated financial statements of the Company include its wholly-owned subsidiary created in connection with the Proposed Business Combination. All inter-company accounts and transactions are eliminated in consolidation.

MOTIVE CAPITAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $255,000 in the operating bank accounts, a working capital deficit of approximately $4.9 million and approximately $91,000 of interest income available in the Trust Account to pay for the Company’s tax obligations, if any.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Based on the foregoing, including the ability of the Company to draw upon the Working Capital Loans, Management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. Over this time period, the Company will be using the working capital funds for paying existing accounts payable, paying for travel expenditures, and structuring, negotiating and consummating the Initial Business Combination.

In connection with the Company's assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until December 15, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 15, 2022. However, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may loan the Company funds as may be required (“Working Capital Loans”). Based on the foregoing, including the ability of the Company to draw upon the Working Capital Loans, Management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the consummation of the Business Combination, which the Company intends to complete by December 15, 2022.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

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

MOTIVE CAPITAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and 2020 there were no cash equivalents not held in the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of December 31, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

MOTIVE CAPITAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021 and 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values primarily due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

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

The Public Warrants, Private Placement Warrants and the forward purchase agreement are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of December 31, 2021 is based on the value of the Public Warrants given the low likelihood of the Company’s ordinary share price exceeding $18.00 by the start of the exercise period. The fair value of the forward purchase agreement is based on the fair value of the Company’s publicly traded Units on each valuation date, less the present value of the contractually stipulated forward price of $10.00. The determination of the fair value of derivative liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

MOTIVE CAPITAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 41,400,000 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 21,186,667 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net

MOTIVE CAPITAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the year ended December 31, 2021 and for the period from September 28, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

MOTIVE CAPITAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 15, 2020 the effective date of the Initial Public Offering through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor or its affiliate a monthly fee of up to $10,000 for office space, utilities, secretarial and administrative services. As of December 31, 2021, the Company did not incur any fees for the administrative support. The Sponsor has waived such fees and such fees will not be payable until the Sponsor determines that such fees should be paid.

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

MOTIVE CAPITAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 5,400,000 Units to cover over-allotments, if any, at the Initial Public Offering price less underwriting discounts and commissions. The Over-Allotment was exercised in on closing the Initial Public Offering.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7— Derivative Liabilities

As of December 31, 2021 and 2020, the Company had outstanding 13,800,000 Public Warrants, 7,386,667 Private Placement Warrants and a forward purchase agreement, covering up to 14,000,000 forward purchase units.

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

MOTIVE CAPITAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVE CAPITAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The forward purchase shares included in the Forward Purchase Units will be identical to the Class A ordinary shares included in the Units being sold in the Initial Public Offering, except that they will be subject to transfer restrictions and registration rights. The forward purchase warrants included in the Forward Purchase Units will have the same terms as the public warrants.

Note 8—Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, and 2020, there were 41,400,000 Class A ordinary shares outstanding, all of which were subject to redemption.

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

Note 9—Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 41,400,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying balance sheets. See Note 9.

MOTIVE CAPITAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On November 24, 2020, the Sponsor surrendered 2,875,000 Founder Shares, which the Company canceled. On November 24 and December 8, 2020, the Sponsor transferred 30,000 founder shares to each of the independent directors. On December 10, 2020, the Company issued a dividend of 1,725,000 Class B ordinary shares, resulting in 10,350,000 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share cancellation. At December 31, 2021 and 2020, there were 10,350,000 Class B ordinary shares issued and outstanding.

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

MOTIVE CAPITAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Fair Value Measurements

A reconciliation of the beginning and ending balances of the derivative liabilities is summarized below:

December 31, 2020 - Beginning of Period
Warrant Liabilities - Public	$21,390,000
Warrant Liabilities - Private	11,449,330
Forward Purchase agreement	7,692,950
December 31, 2020	$40,532,280
Change in fair value of warrant liabilities - Public	(7,314,000)
Change in fair value of warrant liabilities - Private	(3,914,930)
Change in fair value of forward purchase agreement	(4,872,950)
December 31, 2021	$24,430,400

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020, by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and Investments held in Trust Account	$414,111,439	$—	$—	$414,111,439
Liabilities:
Derivative liabilities - public warrants	14,076,000	—	—	14,076,000
Derivative liabilities - private placement warrants	—	7,534,400	—	7,534,400
Derivative liabilities - forward purchase agreement	—	—	2,820,000	2,820,000
Total liabilities	$14,076,000	$7,534,400	$2,820,000	$24,430,400

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and Investments held in Trust Account	$414,020,525	$—	$—	$414,020,525
Liabilities:
Derivative liabilities - public warrants	—	—	21,390,000	21,390,000
Derivative liabilities - private placement warrants	—	—	11,449,330	11,449,330
Derivative liabilities - forward purchase agreement	—	—	7,692,950	7,692,950
Total liabilities	$—	$—	$40,532,280	$40,532,280

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

For the year ended December 31, 2021, the Company recognized a non-operating gain resulting from a decrease in the fair value of derivative liabilities of approximately $16.1 million, which is presented as change in fair value of derivative liabilities in the accompanying consolidated statements of operations.

MOTIVE CAPITAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period from September 28, 2020 (inception) through December 31, 2020, the Company recognized a non-operating loss resulting from an increase in the fair value of derivative liabilities of approximately $10.7 million, which is presented as change in fair value of derivative liabilities in the accompanying consolidated statements of operations.

The estimated fair value of the Private Placement Warrants, Public Warrants and Forward Purchase Agreement, as of December 31, 2021 and 2020 was determined using Level 3 inputs. The Company estimated the volatility of its ordinary share warrants based on implied volatility from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of each measurement date:

	As of	As of
	December 31,	December 31,
	2021	2022
Share price, used in warrant valuations	$10.02	n/a
Unit price, used in forward valuation	$10.54	$10.20
Exercise price, warrants	$11.50	n/a
Exercise price, forward	$10.00	$10.00
Term (in years), used in warrant valuations	6.00	n/a
Term (in years), used in forward valuation	0.96	0.25
Volatility	21.00%	15.5%
Risk-free interest rate, used in warrant valuations	0.50%	n/a
Risk-free interest rate, used in forward valuation	0.10%	1.28%
Expected dividends	n/a	n/a

The change in the fair value of the derivative liabilities, classified as Level 3, for the periods ended December 31, 2021 and 2020 is summarized as follows:

Level 3 derivative liabilities at December 31, 2020	$40,532,280
Transfers from Level 3	(32,839,330)
Change in fair value	(6,935,120)
Level 3 derivative liabilities at March 31, 2021	757,830
Change in fair value	(159,200)
Level 3 derivative liabilities at June 30, 2021	598,630
Change in fair value	2,201,370
Level 3 derivative liabilities at September 30, 2021	2,800,000
Change in fair value	20,000
Level 3 derivative liabilities at December 31, 2021	$2,820,000

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.