Form 10-Q
period 2022-03-31
Forge Global Holdings, Inc.
filed 2022-05-16
CIK 1827821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to

Commission file number 001-04321

Forge Global Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1561111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 Mission Street Suite 5510 San Francisco, CA 94105
(Address of principal executive offices, including zip code)
(415) 881-1612
(Registrant's telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	FRGE	The New York Stock Exchange
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	FRGE WS	The New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of May 9, 2022, the registrant had 169,223,826 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this "Report") to “Forge”, the “Company”, “us”, “we”, “our” and any related terms prior to the closing of the Business Combination (as defined below) are intended to mean Forge Global Holdings, Inc. (the "Company"), and after the closing of the Business Combination, the Company and its consolidated subsidiaries.

Certain statements in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about our ability, following the Business Combination, to:

•execute our business strategy, including monetization of services provided;
•manage risks associated with macroeconomic conditions resulting from the global COVID-19 pandemic, including new variant strains of the underlying virus, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, rising energy prices, inflation and interest rates and other geopolitical events globally;
•comply with laws and regulations applicable to our business;
•stay abreast of modified or new laws and regulations applying to our business;
•realize the benefits expected from the Business Combination;
•anticipate the uncertainties inherent in the development of new business lines and business strategies;
•retain and hire necessary employees;
•increase brand awareness;
•access, collect and use personal data about consumers;
•attract, train and retain effective officers, key employees or directors;
•upgrade and maintain information technology systems;
•acquire and protect intellectual property;
•meet future liquidity requirements;
•effectively respond to general economic and business conditions;
•maintain the listing of our securities on the NYSE or another national securities exchange;
•obtain additional capital, including use of the debt market;
•enhance future operating and financial results;
•anticipate rapid technological changes;
•anticipate the impact of, and response to, new accounting standards;
•respond to fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets from various events;
•anticipate the rise in interest rates which would increase the cost of capital;
•anticipate the significance and timing of contractual obligations;
•maintain key strategic relationships with partners;
•respond to uncertainties associated with product and service development and market acceptance;
•manage to finance operations on an economically viable basis;
•anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets;
•successfully defend litigation; and
•successfully deploy the proceeds from the Business Combination.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any after the date of this Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, partnerships, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Part I - Financial Information

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$202,502	$74,781
Restricted cash	1,624	1,623
Accounts receivable, net	3,561	5,380
Payment-dependent notes receivable, current	243	1,153
Prepaid expenses and other current assets	6,170	5,148
Total current assets	$214,100	$88,085
Property and equipment, net	535	497
Internal-use software, net	4,481	2,691
Goodwill and other intangible assets, net	136,843	137,774
Operating lease right-of-use assets	6,560	7,881
Payment-dependent notes receivable, noncurrent	14,975	13,453
Other assets, noncurrent	1,679	7,514
Total assets	$379,173	$257,895
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,888	$1,920
Accrued compensation and benefits	9,706	21,240
Accrued expenses and other current liabilities	8,083	8,343
Operating lease liabilities, current	5,221	5,367
Payment-dependent notes payable, current	243	1,153
Total current liabilities	$26,141	$38,023
Operating lease liabilities, noncurrent	4,102	5,159
Payment-dependent notes payable, noncurrent	14,975	13,453
Warrant liabilities	47,916	7,844
Total liabilities	$93,134	$64,479
Commitments and contingencies (Note 8)
Convertible preferred stock, net of issuance costs, $0.00001 par value; nil and 86,815,192 shares authorized as of March 31, 2022 and December 31, 2021, respectively; nil and 73,914,149 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $0 and $271,845 as of March 31, 2022 and December 31, 2021, respectively	—	246,056
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 169,223,826 and 63,301,388 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	17	—
Additional paid-in capital	429,005	25,919
Accumulated deficit	(142,983)	(78,559)
Total stockholders’ equity (deficit)	$286,039	$(52,640)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$379,173	$257,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Placement fees	$14,585	$27,509
Custodial administration fees	5,437	4,546
Total revenues	$20,022	$32,055
Transaction-based expenses:
Transaction-based expenses	(132)	(976)
Total revenues, less transaction-based expenses	$19,890	$31,079
Operating expenses:
Compensation and benefits	$43,640	$20,496
Professional services	3,518	2,700
Acquisition-related transaction costs	3,706	—
Advertising and market development	1,504	987
Rent and occupancy	1,566	887
Technology and communications	2,023	1,434
General and administrative	1,602	953
Depreciation and amortization	1,082	1,396
Total operating expenses	$58,641	$28,853
Operating (loss) income	$(38,751)	$2,226
Interest expenses and other income (expenses):
Interest income (expense), net	21	(554)
Change in fair value of warrant liabilities	(25,959)	(908)
Other income, net	388	166
Total interest expenses and other expenses	$(25,550)	$(1,296)
(Loss) income before provision for income taxes	(64,301)	930
Provision for (benefit from) income taxes	123	(8)
Net (loss) income and comprehensive (loss) income	$(64,424)	$938
Net (loss) income per share attributable to common stockholders:
Basic	$(0.98)	$0.00
Diluted	$(0.98)	$0.00
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	66,007,461	61,598,361
Diluted	66,007,461	116,312,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands of U.S. dollars, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	23,668,198	$246,056	20,269,864	$ (*)	$25,919	$(78,559)	$(52,640)
Retroactive application of recapitalization (Note 3)	50,245,951	—	43,031,139	5	(5)	—	—
Unissued common stock (1)	—	—	(210,302)	—	—	—	—
Balance as of December 31, 2021	73,914,149	246,056	63,090,701	5	25,914	(78,559)	(52,640)
Pre-close exercise of vested options	—	—	190,505	(*)	102	—	102
Pre-close exercise of unvested options	—	—	4,472	(*)	—	—	—
Pre-close issuance common stock for services	—	—	62,952	(*)	621	—	621
Conversion of preferred stock to common stock	(73,914,149)	(246,056)	73,914,149	7	246,049	—	246,056
Conversion of May 2020 and October 2020 preferred stock warrants of Legacy Forge to common stock warrants	—	—	—	—	2,949	—	2,949
Issuance of common stock upon settlement of promissory notes	—	—	—	2	4,205	—	4,207
Issuance of common stock upon Merger (net of redemptions), including PIPE and A&R FPA investors, net of transaction cost of $58,673	—	—	31,961,047	3	140,808	—	140,811
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	409	—	409
Stock-based compensation expense	—	—	—	—	7,948	—	7,948
Net loss	—	—	—	—	—	(64,424)	(64,424)
Balance as of March 31, 2022	—	$—	169,223,826	$17	$429,005	$(142,983)	$286,039

(*) amount less than 1
(1) This amount represents shares that were not issued upon the closing of the Merger (see Note 3) as a result of a shareholder’s demand for appraisal rights. If the appraisal rights demand is withdrawn or not perfected with the Delaware Court of Chancery, these shares will be issued to the shareholder.

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	15,717,345	$156,848	22,773,377	$ (*)	$52,561	$(60,060)	$(7,499)
Retroactive application of recapitalization (Note 3)	33,366,839	$—	48,346,309	$—	$—	$—	$—
Balance as of December 31, 2020	49,084,184	$156,848	71,119,686	(*)	$52,561	$(60,060)	$(7,499)
Issuance of Series B-1 convertible preferred stock at $3.9760 per share upon conversion of convertible notes and accrued interest	27,947	$111	—	$—	$—	$—	$—
Issuance of Class AA common stock upon exercise of vested stock options, including stock options exercised via promissory notes	—	$—	473,658	(*)	$168	$—	$168
Issuance of Class AA common stock upon early exercise of unvested stock options	—	$—	1,672,270	$—	$—	$—	$—
Vesting of early exercised stock options	—	$—	—	$—	$11	$—	$11
Share-based compensation expense	—	$—	—	$—	$1,259	$—	$1,259
Net loss	—	$—	—	$—	$—	$938	$938
Balance as of March 31, 2021	49,112,131	$156,959	73,265,614	$ (*)	$53,999	$(59,122)	$(5,123)

(*) amount less than 1

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(64,424)	$938
Adjustments to reconcile net loss to net cash provided by operations:
Share-based compensation	8,522	1,259
Depreciation and amortization	1,083	1,396
Transaction expenses related to the Merger	3,132	—
Amortization of right-of-use assets	1,056	651
Impairment of right-of-use assets	265	—
Bad debt allowance	302	100
Change in fair value of warrant liabilities	25,959	908
Settlement of related party promissory notes	5,517	—
Other	—	71
Changes in operating assets and liabilities:
Accounts receivable	2,017	(331)
Prepaid expenses and other assets	(918)	(537)
Accounts payable	861	(926)
Accrued expenses and other current liabilities	(741)	(3,572)
Accrued compensation and benefits	(11,606)	(340)
Operating lease liabilities	(1,202)	(860)
Net cash used in operating activities	$(30,177)	$(1,243)
Cash flows from investing activities:
Purchases of property and equipment	(11)	—
Capitalized internal-use software development costs	(1,681)	(117)
Net cash used in investing activities	$(1,692)	$(117)
Cash flows from financing activities:
Proceeds from the Merger	7,865	—
Proceeds from PIPE and A&R FPA investors	208,000	—
Payments for offering costs	(56,379)	—
Proceeds from exercise of options, including proceeds from repayment of promissory notes	105	432
Repayment of notes payable	—	(2,863)
Net cash provided by (used in) financing activities	$159,591	$(2,431)
Net increase (decrease) in cash and cash equivalents	127,722	(3,791)
Cash, cash equivalents and restricted cash, beginning of the period	76,404	42,179
Cash, cash equivalents and restricted cash, end of the period	$204,126	$38,388
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$642
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases not yet paid	$95	$—
Deferred offering costs accrued and not yet paid	$473	$—
Capitalized internal-use software development costs accrued and not yet paid	$360	$101
Reclassification of deferred offering costs to equity	$5,923	$—
Conversion of preferred stock	$246,049	$—
Conversion of May 2020 and October 2020 preferred stock warrants of Legacy Forge to common stock warrants	$2,949	$—
Non-cash assets acquired in the Merger	$193	$—
Warrants issued in connection with FPA	$3,080	$—
Assumption of merger warrants liability	$13,983	$—
Recapitalization of Legacy Forge common stock	$5	$—
Vesting of early exercised stock options and restricted stock awards	$409	$11
Issuance of common stock upon settlement of related party promissory notes	$4,207	$—
Early excercise of common stock options upon settlement of related party promissory notes	$1,310	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

1. Organization and Description of Business
Forge Global Holdings, Inc. (the “Company” , and f/k/a Motive Capital Corp) is a financial services platform headquartered in San Francisco, California. The Company has built a trusted marketplace to serve the unique needs of the private market by making purchases and sales of equity in private companies simple, transparent, and highly efficient to scale. The Company has strategically invested in technology to provide individual and institutional participants an efficient and liquid market, access to a large number of private company investment opportunities and the information and transparency they need to make well informed investment decisions. By digitizing a historically analog, complex and opaque process, the Company’s platform delivers opportunities to trade in private company stocks. Today, the Company is a leading provider of mission-critical infrastructure technology and services for the private market.
On March 21, 2022 (the “Closing Date”), the Company consummated the Business Combination (as defined below) pursuant to the terms of the Agreement and Plan of Merger dated September 13, 2021 (the "Merger Agreement"), by and among Motive Capital Corp, a blank check company incorporated as a Cayman Islands exempted company in 2020 (“MOTV”), FGI Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of MOTV (“Merger Sub”), and Forge Global, Inc., a Delaware corporation (“Legacy Forge”). Pursuant to the Merger Agreement, on the Closing Date, immediately prior to the consummation of the Business Combination, MOTV changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware and changed its corporate name to "Forge Global Holdings, Inc." (the “Domestication”). On the Closing Date, Merger Sub merged with and into Legacy Forge (the "Merger"), with Legacy Forge surviving the Merger as a direct, wholly-owned subsidiary of the Company (together with the Merger, the Domestication, and the other transactions contemplated by the Merger Agreement, the “Business Combination”).
The Merger was accounted for as a reverse recapitalization with Legacy Forge being the accounting acquirer and MOTV as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Legacy Forge and its wholly owned subsidiaries as if Legacy Forge is the predecessor to the Company. The shares and net loss per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio (the "Exchange Ratio") as established by the Merger Agreement (each outstanding share of Legacy Forge Class A common stock was exchanged for approximately 3.122931 shares of the Company’s common stock, including all shares of Legacy Forge preferred stock, which were converted to shares of Legacy Forge's Class A common stock immediately prior to the Merger).
Prior to the Business Combination, MOTV’s units, public shares, and Public Warrants were listed on the New York Stock Exchange under the symbols “MOTV-UN”, “MOTV”, and “MOTV-WT”, respectively. On the Closing Date, the Company's common stock and Public Warrants began trading on The New York Stock Exchange (“NYSE”), under the symbols “FRGE” and “FRGE WS”, respectively. See Note 3, "Recapitalization" for additional details.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation.
In the normal course of business, the Company has transactions with various investment entities as discussed in Note 9, "Off Balance Sheet Items." In certain instances, the Company provides investment advisory services to pooled investment vehicles (each, a “Fund”). The Company does not have discretion to make any investment, except for the specific investment for which a Fund was formed. The Company performs an assessment to determine (a) whether the Company’s investments or other interests will absorb portions of a variable interest entity’s expected losses or receive portions of the entity’s expected residual returns and (b) whether the Company’s involvement, through holding interests directly or indirectly in the entity would give it a controlling financial interest. The Company consolidates entities in which it, directly or indirectly, is determined to have a controlling financial interest. Consolidation conclusions are reviewed quarterly to identify whether any reconsideration events have occurred. There have been no changes to the Company's significant accounting policies described in the audited consolidated financial statements for the year ended December 31, 2021, that have had a material impact on these condensed consolidated financial statements and related notes.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 and accompanying notes, are unaudited. These unaudited interim condensed consolidated financial statements (the "condensed consolidated financial statements") have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2021 (the “audited consolidated financial statements”) that was included in the Company’s Form 8-K filed on March 25, 2022, which provides a more complete discussion of the Company’s accounting policies and certain other information. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2022 and its condensed consolidated results of operations and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022 or any other future interim or annual periods.
As a result of the Merger, prior period share and per share amounts presented in the accompanying condensed consolidated financial statements and these related notes have been retroactively converted.
Segment Information
The Company operates as a single operating segment and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, allocating resources and evaluating the Company’s financial performance.
The Company operates primarily in the United States, and, accordingly, the geographic distribution of revenue and assets is not significant. For the three months ended March 31, 2022, revenue outside of the United

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

States, based on customer billing address, was $2,931, and was not material for the three months ended March 31, 2021. As of March 31, 2022 and December 31, 2021, long-lived assets located outside of the United States were not material.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to collectability of accounts receivable, the fair value of financial assets and liabilities, the fair value of assets acquired and liabilities assumed in business combinations, the fair value of consideration paid for business combinations, the useful lives of acquired intangible assets and property and equipment, the impairment of long-lived assets and goodwill, the fair value of warrants, equity awards and share-based compensation expenses, including the determination of the fair value of the Company’s common stock prior to the Merger, and the valuation of deferred tax assets and uncertain tax positions. These estimates are inherently subjective in nature and, therefore, actual results may differ from the Company’s estimates and assumptions. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Further, the Company applies judgment in determining whether, directly or indirectly, it has a controlling financial interest in the Funds, in order to conclude whether any of the Funds must be consolidated.
Starting in 2020, the global COVID-19 pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries. In 2022, the COVID-19 pandemic continues to persist. We continue to closely monitor developments; however, we cannot predict the future impact of COVID-19 on our operational and financial performance, or the specific ways the pandemic may uniquely impact our customers, employees, and business partners, all of which continue to involve significant uncertainties that depend on future developments, which include, among others, the severity and duration of the pandemic and its impact on the overall economy and other industry sectors; vaccination rates; the longer-term efficacy of vaccinations; and the potential emergence of new, more transmissible or severe variants.
The Company believes the estimates and assumptions underlying the condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2022. These estimates may change as new events occur and additional information is obtained, and related financial impacts will be recognized in the Company’s consolidated financial statements as soon as those events become known.
Fair Value Measurements
Fair value is defined as the exchange price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When developing fair value measurements, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurements. Three levels of inputs may be used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

Accounts Receivable, Net
Accounts receivable consist of amounts billed and currently due from customers, which are subject to collection risk. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts based on a combination of factors, including an assessment of the customer’s aging balance, the financial condition of the customer, and the amount of any receivables in dispute. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. The total allowance for doubtful accounts netted against account receivables in the condensed consolidated balance sheets was $1,819 and $1,517 as of March 31, 2022 and December 31, 2021, respectively.
Concentration of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk primarily comprise of cash and cash equivalents and restricted cash, payment-dependent notes receivables, and accounts receivable. Cash and cash equivalents and restricted cash may, at times, exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation, respectively. The Company’s exposure to credit risk in the event of default by financial institutions is limited to the amounts recorded on the condensed consolidated balance sheets. The Company performs periodic evaluations of the relative credit standing of these financial institutions to limit the amount of credit exposure. The Company has not experienced any losses on its deposits of cash and cash equivalents to date.
The Company’s exposure to credit risk associated with its contracts with holders of private company equity (“sellers”) and investors (“buyers”) related to the transfer of private securities is measured on an individual counterparty basis. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, the Company’s exposure is monitored in light of changing counterparty and market conditions. As of March 31, 2022 and December 31, 2021, the Company did not have any material concentrations of credit risk outside the ordinary course of business.
As of March 31, 2022 and December 31, 2021, no customers accounted for more than 10% of the Company’s accounts receivable. No customer accounted for more than 10% of total revenue, less transaction-based expenses for the three months ended March 31, 2022 and 2021, respectively.
Revenue Recognition
The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The Company generates revenue from fees charged for the trading of private placements on its marketplace platform, and fees for account and asset management provided to customers. The Company disaggregates revenue by service type, as management believes that this level of disaggregation best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are impacted by economic factors.
Revenue from Contracts with Customers
The Company enters into contracts with customers that can include various services, which are capable of being distinct and accounted for as separate performance obligations. When applicable, an allocation of the transaction fees to the performance obligations or to the distinct goods or services that form part of a single performance obligation will depend on the individual facts and circumstances of the contract.
All of the Company’s revenues are from contracts with customers. The Company is the principal in its contracts, with the exception of sub-account fees, in which the Company acts as an agent and records revenue from fees earned related to cash balances in customers’ custodial accounts. Each of our significant performance obligations and our application of ASC 606 to our revenue arrangements are discussed in further detail below:

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

Placement Fees — The Company maintains a trading platform which generates revenues by collecting transaction fees from institutions, individual investors and private equity holders. Placement fees are charged by the Company for meeting the point-in-time performance obligation of executing a private placement on its platform. Placement fee rates are individually negotiated for each transaction and vary depending on the specific facts and circumstance of each agreement. These fees are event-driven and invoiced upon the closing of the transaction outlined in each agreement. These fees may be expressed as a dollar amount per share, a flat dollar amount, or a percentage of the gross transaction proceeds. The Company earns agency placement fees in non-underwritten transactions, such as private placements of equity securities. The Company enters into arrangements with individual accredited customers or pooled investment vehicles to execute private placements in the secondary market. The Company will receive placement fees on these transactions and believes that its trade execution performance obligation is completed upon the placement and consummation of a transaction and, as such, revenue is earned on the transaction date with no further obligation to the customer at that time. The Company acts as a principal and recognizes the placement fee revenue earned for the execution of a trade on a gross basis.
Custodial Administration Fees — The Company generates revenues primarily by performing custodial account administration and maintenance services for its customers. Specifically, the Company charges administration fees for its services in maintaining custodial accounts, including asset-based fees, which are determined by the number and types of assets in these accounts. Additionally, the Company earns fees for opening and terminating accounts, and facilitating transactions, which are assessed at the point of transaction. Account and asset fees are assessed on the first day of the calendar quarter. Cash administration fees are based on cash balances within the custodial accounts and are assessed on the last day of the month. Revenues from custodial administration fees are recognized either over time as underlying performance obligations are met and day-to-day maintenance activities are performed for custodial accounts, or at a point in time upon completion of transactions requested by custodial account holders.
Contract Balances
Contract assets represent amounts for which we have recognized revenue for contracts that have not yet been invoiced to our customers. The Company does not have any contract assets as of March 31, 2022 and December 31, 2021. Contract liabilities consist of deferred revenue, which relates to amounts invoiced in advance of performance under a revenue contract. The total contract liabilities of $230 and $357 as of March 31, 2022 and December 31, 2021, respectively, related to advance billings for placement fees and custodial administration fees, recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Practical Expedients
In certain arrangements, the Company receives payment from a customer either before or after the performance obligation has been satisfied; however, the contracts do not contain a significant financing component. The Company has applied the practical expedient in ASC 606 and excludes information about a) remaining performance obligations that have an original expected duration of one year or less and b) transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation.
The Company has also applied the practical expedient in accordance with ASC 340-40, Other Assets and Deferred Costs to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less.
Transaction-Based Expenses
Transaction-based expenses represent the fees incurred to support placement and custodial activities. These include expenses for fund insurance, fund management and fund settlement expenses that relates to services

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

provided to the Funds, and external broker fees and transfer fees related to placement and custodial services provided to other brokerage and custodial customers to facilitate transactions.
Warrant Liabilities

The Public Warrants, Private Placement Warrants and the warrants issued in connection with the Merger (see Note 3 and 10) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The Company will continue to adjust the warrant liability for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in-capital.

Recent Accounting Pronouncements
As an “emerging growth company,” the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election and no new accounting pronouncements were adopted during the period.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, with subsequent amendments, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires immediate recognition of management’s estimates of current expected credit losses. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, and interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of adoption on the consolidated financial statements.
3.Recapitalization
As discussed in Note 1, “Organization and Description of Business”, on the Closing Date, Legacy Forge completed the acquisition of MOTV and acquired 100% of MOTV’s shares and Legacy Forge received gross proceeds of $215,613, which includes $7,865 in proceeds from MOTV's trust and bank accounts, net of redemptions, $68,500 in proceeds from the PIPE Investment (as defined below), of which $500 is recorded in accounts receivable in the condensed consolidated balance sheet as of March 31, 2022, and $140,000 in proceeds from the A&R FPA (as defined below). As of March 31, 2022, the Company recorded $61,806 of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Merger, of which $58,673 was related to common stock issued during the Merger and was recorded as a reduction to additional paid-in capital. The remaining $3,132 was related to issuance of Public and Private Placement Warrants, including warrants issued to A&R FPA investors, and was expensed immediately upon consummation of the Merger as acquisition-related transaction cost in the condensed consolidated statements of operations and comprehensive (loss) income. The cash outflows related to these costs were presented as financing activities in the Company’s condensed consolidated statements of cash flows. These deferred offering costs are offset against proceeds upon accounting for the consummation of the Merger. In addition, upon closing of the Merger, certain executives received a one-time transaction bonus for an aggregate amount of $17,735, of which $12,218 was to be paid to the executives in cash, and the remaining amount $5,517 was offset against outstanding promissory notes that were due from these executives as of the Closing Date (see Note 10). The transaction bonus is included in compensation and benefits in the condensed consolidated statement of operations and comprehensive (loss) income for the three months ended March 31, 2022.

On the Closing Date, each holder of MOTV Class A ordinary stock received one share of the Company’s common stock, par value $0.0001, for each MOTV Class A ordinary share held prior to the Merger, and each holder of MOTV Class B ordinary stock received one share of the Company’s common stock, par value

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

$0.0001, for each MOTV Class B ordinary share held prior to the Merger. See Note 10, “Capitalization” and Note 11, “Warrants”, for additional details of the Company’s stockholders’ equity prior to and subsequent to the Merger.
All equity awards of Legacy Forge were assumed by the Company and converted into comparable equity awards that are settled or exercisable for shares of the Company’s common stock. As a result, each outstanding stock option of Legacy Forge was converted into an option to purchase shares of the Company’s common stock based on the Exchange Ratio and each outstanding warrant of Legacy Forge was converted into a warrant to purchase shares of the Company’s common stock based on the Exchange Ratio.
The Merger was accounted for as a reverse recapitalization with Legacy Forge as the accounting acquirer and MOTV as the acquired company for accounting purposes. Legacy Forge was determined to be the accounting acquirer since Legacy Forge's former management makes up the majority of the Company's management team, Legacy Forge’s former management nominated or represents a majority of the Company’s board of directors, and Legacy Forge represents the majority of the continuing operations of the Company. Accordingly, all historical financial information presented in these unaudited condensed consolidated financial statements represents the accounts of Legacy Forge and its wholly owned subsidiary. Net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of Legacy Forge.
Each public and private warrant of MOTV that was unexercised at the time of the Merger was assumed by the Company and represents the right to purchase one share of the Company’s common stock upon exercise of such warrant.
PIPE Investment
On March 21, 2022, concurrently with the execution of the Merger Agreement, MOTV entered into subscription agreements with certain investors, to which such investors collectively subscribed for an aggregate of 6,850,000 shares of the Company’s common stock at $10.00 per share for aggregate gross proceeds of $68,500 (the “PIPE Investment”). The PIPE Investment was consummated concurrently with the closing of the Merger.
Amended and Restated Forward Purchase Agreement
On March 21, 2022, concurrently with the execution of the Merger Agreement, certain MOTV fund vehicles managed by an affiliate of MOTV purchased 14,000,000 units at $10.00 per unit, for an aggregate purchase price of $140,000 in a private placement that closed substantially concurrently with the closing of the Business Combination under the Amended and Restated Forward Purchase Agreement (the “A&R FPA”). Each unit consists of one share of the Company’s common stock and one-third of one public warrant. The A&R FPA was consummated concurrently with the closing of the Merger.

4.Fair Value Measurements
Financial instruments consist of cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, payment-dependent notes receivable, payment-dependent notes payable, and warrant liabilities. Cash equivalents, payment-dependent notes receivable, payment-dependent notes payable, and warrant liabilities are stated at fair value on a recurring basis. Restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The Company did not have short-term investments as of March 31, 2022 and December 31, 2021.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$159,316	$—	$—	$159,316
Payment-dependent notes receivable, current	243	—	—	243
Payment-dependent notes receivable, noncurrent	—	—	14,975	14,975
Total financial assets	$159,559	$—	$14,975	$174,534
Payment-dependent notes payable, current	243	—	—	243
Payment-dependent notes payable, noncurrent	—	—	14,975	14,975
Warrant liabilities	—	—	5,000	5,000
Public Warrants	30,654	—	—	30,654
Private Placement Warrants	—	12,262	—	12,262
Total financial liabilities	$30,897	$12,262	$19,975	$63,134

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$24,240	$—	$—	$24,240
Payment-dependent notes receivable, current	1,153	—	—	1,153
Payment-dependent notes receivable, noncurrent	—	—	13,453	13,453
Total financial assets	$25,393	$—	$13,453	$38,846
Payment-dependent notes payable, current	$1,153	$—	$—	$1,153
Payment-dependent notes payable, noncurrent	—	—	13,453	13,453
Warrant liabilities	—	—	7,844	7,844
Total financial liabilities	$1,153	$—	$21,297	$22,450
The Company classifies money market funds and certain payment-dependent notes receivable and payment-dependent notes payable within Level 1 of the fair value hierarchy because the Company values these investments using quoted market prices.
The Company classifies the Private Placement Warrants within Level 2, because they were valued using quoted prices of an identical instrument. The Company classifies certain payment-dependent notes receivable and payment-dependent notes payable within Level 3 of the fair value hierarchy if the underlying securities are equity of private companies whose regular financial and nonfinancial information is generally not available other than when it is publicly disclosed, or significant unobservable inputs are used to estimate fair value.
The following tables summarize the quantitative inputs and assumptions used for the Company’s payment-dependent notes receivable and payment-dependent notes payable classified as Level 3 of the fair value hierarchy:

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

As of March 31, 2022
Level 3 Measurements	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Financial assets
Payment-dependent notes receivable	$14,975	Transaction prices	N/A(1)	N/A
Financial liabilities
Payment-dependent notes payable	$14,975	Transaction prices	N/A(1)	N/A

As of December 31, 2021
Level 3 Measurements	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Financial assets
Payment-dependent notes receivable	$13,453	Transaction prices	N/A(1)	N/A
Financial liabilities
Payment-dependent notes payable	$13,453	Transaction prices	N/A(1)	N/A
(1)The Company considers completed transactions made through the Company’s platform for the relevant private securities as relevant data inputs.
The Company uses a hybrid method that incorporates the Black-Scholes option-pricing model and an adjusted backsolve model to estimate the fair value of the warrant liabilities, other than Public and Private Placement Warrants. This approach is a scenario-based analysis that considers many assumptions, including the likelihood of potential liquidity events, the nature and timing of such potential events, actions taken with regard to the warrants at expiration, as well as discounts for lack of marketability of the underlying securities and warrants. Subsequent to the Merger, the Series B-1 preferred stock warrants and Junior preferred stock warrants were converted to common stock warrants. As a result, the Series B-1 preferred stock warrants were remeasured at fair value prior to the conversion resulting in a change in fair value of $106 recognized as a component of change in fair value of warrant liabilities within the condensed consolidated statements of operations and comprehensive (loss) income, and then settled in additional paid-in capital as a result of the conversion to equity-classified common stock warrants. The Junior Preferred Warrants (as defined below, see Note 11) were remeasured at fair value prior to the conversion, which did not result in a change in fair value for the three months ended March 31, 2022. These warrants will remain liability-classified, as the Company has an obligation to issue a variable number of shares of common stock for a fixed monetary amount of $5,000.

The Company estimated the fair value of the warrants' liability, other than Public and Private Placement Warrants, as of March 31, 2022 and December 31, 2021, respectively, using the following key assumptions:

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

	As of
	March 31, 2022	December 31, 2021

Fair value of underlying securities	$33.9	$30.8
Discounts for lack of marketability	0.0%	0.0%
Expected term (years)	3.6	3.4 – 8.8
Expected volatility	44.3%	40.4% – 44.3%
Risk-free interest rate	2.4%	1.0% – 1.5%
Expected dividend yield	0.0%	0.0%
Fair value per warrant	23.2	$5.0 - $22.0
The Company performed calculation of the fair value of Junior Preferred Warrants as of March 31, 2022 based on the assumptions noted above, however the total warrant liability associated with the Junior Preferred Warrants has not changed, as the Company's obligation to issue a variable number of shares of common stock is limited to a maximum fixed fair value amount of $5,000.
The Public Warrants were valued as of March 31, 2022 using the listed trading price of $1.66 per public warrant.
The Company transfers financial instruments out of Level 3 on the date when underlying input parameters are readily observable from existing market quotes. Transfers from Level 3 to Level 1 generally relate to a company going public and listing on a national securities exchange. During the three months ended March 31, 2022 there were no transfers of securities into or out of Level 3. During the three months ended March 31, 2021, there were transfers of securities segregated for customers from Level 3 to Level 1, as one private company was acquired by a public company and became publicly-traded under the acquirer, and the Company was able to obtain independent market-quoted prices for the acquirer company.
The following tables provide reconciliation for all financial assets measured at fair value using significant unobservable inputs (Level 3) for three months ended March 31, 2022 and 2021:

Balance as of December 31, 2020	$51,859
Acquisition of short-term investments	362
Change in fair value of short-term investments	(23)
Short-term investments transferred out of Level 3 to Level 1	(339)
Change in fair value of payment-dependent notes receivable	21,309
Settlement of payment-dependent notes receivable	(261)
Balance as of March 31, 2021	$72,907

Balance as of December 31, 2021	$13,453
Change in fair value of payment-dependent notes receivable	1,522
Balance as of March 31, 2022	$14,975

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

The following tables provide reconciliation for payment-dependent notes payable measured at fair value using significant unobservable inputs (Level 3) for three months ended March 31, 2022 and 2021:

Balance as of December 31, 2020	$51,859
Change in fair value of payment-dependent notes payable	21,309
Settlement of payment-dependent notes payable	(261)
Balance as of March 31, 2021	$72,907

Balance as of December 31, 2021	$13,453
Change in fair value of payment-dependent notes payable	1,522
Balance as of March 31, 2022	$14,975
The following tables provide reconciliation for warrant liabilities measured at fair value using significant unobservable inputs (Level 3) for three months ended March 31, 2022 and 2021:

Balance as of December 31, 2020	$1,780
Change in fair value of warrant liabilities	908
Balance as of March 31, 2021	$2,688

Balance as of December 31, 2021	$7,844
Change in fair value of warrant liabilities	106
Settlement of the warrant liability via conversion to equity-classified common stock warrants	(2,950)
Balance as of March 31, 2022	$5,000

5.Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2022	December 31, 2021

Prepaid expenses	$3,702	$3,162
Other current assets	2,468	1,986
Prepaid expenses and other current assets	$6,170	$5,148

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021

Computer equipment	$335	$336
Furniture and fixtures	632	621
Leasehold improvements	415	320
Total property and equipment	$1,382	$1,277
Less: accumulated depreciation	(847)	(780)
Property and equipment, net	$535	$497
For the three months ended March 31, 2022 and 2021, the Company recorded depreciation expense related to property and equipment amounting to $68 and $128, respectively.
Internal-Use Software, Net
Capitalized internal-use software consists of the following:

	March 31, 2022	December 31, 2021

Capitalized internal-use software	$4,734	$2,860
Less: Accumulated amortization	(253)	(169)
Total capitalized internal-use software	$4,481	$2,691
For the three months ended March 31, 2022 and 2021, the Company recorded amortization expense on capitalized internal-use software placed in service amounting to $84 and $20, respectively.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021

Accrued professional services	$1,527	$1,798
Accrued payments related to acquisitions and financing	337	1,134
Accrued taxes and deferred tax liabilities	1,304	1,421
Common stock unvested liability	1,690	786
Other current liabilities	3,225	3,204
Total	$8,083	$8,343
6.Goodwill and Intangible Assets, Net
During the year ended December 31, 2021, the Company purchased a domain name for $2,202. The purchase of the domain name created an intangible asset with an indefinite life that is not being amortized for book purposes.
There were no changes in the recorded balance of goodwill during the three months ended March 31, 2022. In-process research and development assets were acquired in business combinations, and launched in September 2021. The Company started to amortize the assets in September 2021 using the straight-line method over the estimated useful lives determined as 5 years.
The components of intangible assets and accumulated amortization are as follows:

	As of March 31, 2022
	Weight Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	2.7 years	$13,200	$(5,946)	$7,254
Customer relationships	6.8 years	7,410	(1,931)	5,479
Trade name	0.0 years	320	(320)	—
Launched IPR&D assets	4.5 years	960	—	960
Total finite-lived intangible assets		$21,890	$(8,197)	$13,693
Indefinite-lived intangible assets:
Trade name – website domain (forge.com)	Indefinite	2,202	—	2,202
Total indefinite-lived intangible assets		2,202	—	2,202
Total intangible assets		$24,092	$(8,197)	$15,895

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

	As of December 31, 2021
	Weight Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	3.0 years	$13,200	$(5,250)	$7,950
Customer relationships	7.0 years	7,410	(1,696)	5,714
Trade name	0.0 years	320	(320)	—
Launched IPR&D assets	5.0 years	960	—	960
Total finite-lived intangible assets		$21,890	$(7,266)	$14,624
Indefinite-lived intangible assets:
Trade name – website domain (forge.com)	Indefinite	2,202	—	2,202
Total indefinite-lived intangible assets		2,202	—	2,202
Total intangible assets		$24,092	$(7,266)	$16,826
Amortization expense related to finite-lived intangible assets for the three months ended March 31, 2022 and 2021 was $931 and $1,248, respectively, and was included in depreciation and amortization in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.
The table below presents estimated future amortization expense for finite-lived intangible assets as of March 31, 2022:

Amount

Remainder of 2022	$2,952
2023	3,936
2024	3,483
2025	823
2026	770
Thereafter	1,729
Total	$13,693
7.Leases
The Company leases real estate for office space under operating leases.
As of March 31, 2022, the remaining lease terms varied from 0.8 years to 3.3 years. For certain leases, the Company has an option to extend the lease term for a period of 5 years. This renewal option is not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.
Operating lease expense, included in rent and occupancy in the condensed consolidated statements of operations and comprehensive (loss) income, for the three months ended March 31, 2022 and 2021 was $1,142 and $830, respectively. Operating lease expenses exclude short-term lease costs and variable lease costs, each of which was immaterial for the three months ended March 31, 2022 and 2021. Sublease income of $87 and $0 for the three months ended March 31, 2022 and 2021 are included in other income, net in the condensed consolidated statements of operations and comprehensive (loss) income.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

The table below presents additional information related to the Company’s operating leases:

	March 31, 2022	December 31, 2021

Operating lease right-of-use assets	$6,560	$7,881
Operating lease liabilities, current	$5,221	$5,367
Operating lease liabilities, noncurrent	$4,102	$5,159
Weighted-average remaining lease term (in years)	1.99	2.00
Weighted-average discount rate	4.8%	4.9%
Future undiscounted lease payments under operating leases as of March 31, 2022 were as follows:

	Lease Payment Obligation	Sublease Income	Net Lease Obligation

Remainder of 2022	$4,436	$(262)	$4,174
2023	4,030	(349)	3,681
2024	936	(349)	587
2025	393	(204)	189
2026	—	—	—
Total undiscounted lease payments	$9,795	$(1,164)	$8,631
Less: Imputed interest	(472)
Present value of future lease payments	$9,323
Less: operating lease liabilities, current	5,221
Operating lease liabilities, noncurrent	$4,102
As of March 31, 2022, the Company did not have any additional significant lease contracts that had not yet commenced.
During the three months ended March 31, 2022, the Company ceased using one of its leased office spaces and made a decision to sublease this space to a third party. The sublease agreement was signed in April 2022. Based on the terms of the sublease agreement, the Company determined that the right-of-use asset related to this office space is impaired, and recorded an impairment loss of $265 for the three months ended March 31, 2022 in rent and occupancy in the condensed consolidated statement of operations and comprehensive (loss) income.

8.Commitments and Contingencies
The Company is subject to claims and lawsuits in the ordinary course of business, including arbitration, class actions and other litigation, some of which include claims for substantial or unspecified damages. The Company is also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. The Company reviews its lawsuits, regulatory inquiries and other legal proceedings on an ongoing basis and provides disclosures and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management’s best estimate when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If no amount within the range is considered a better estimate than any other amount, an accrual for losses is recorded based on the bottom amount of the range. Accrual for loss contingencies are recorded in accounts payable and accrued expenses and other current liabilities on the condensed consolidated balance sheets and expensed in general and administrative expenses in our condensed consolidated statements of

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

operations and comprehensive (loss) income. The Company monitors these matters for developments that would affect the likelihood of a loss and the accrued amount, if any, and adjusts the amount as appropriate.
Legal Proceeding
On January 7, 2022, Erika McKiernan, in her capacity as Stockholder Representative for the former stockholders of of SharesPost , filed a lawsuit against the Company in the Court of Chancery of the State of Delaware, asserting claims in connection with the Agreement and Plan of Merger, dated as of May 10, 2020, by and among the Company, Sharespost, Thanksgiving Merger Sub, Inc., and Erika McKiernan as the Stockhoder Representative, as amended on November 6, 2020 (the "SharesPost Merger Agreement”). In general, the complaint asserts breaches of the SharesPost Merger Agreement and seeks declaratory judgements establishing those breaches The Company is unable to predict the outcome, nor the amount of time and expense that will be required to resolve this action. At this juncture, the Company does not believe this action will have a material adverse impact on its operations or financial position. The Company believes the allegations set forth in this action are without merit and intends to defend vigorously against the lawsuit. No provision for a loss contingency has been recorded as the amount of losses, if any, is not estimable as of March 31, 2022.

401(k) Plan
The Company has established a tax-qualified retirement plan under Section 401(k) of the Internal Revenue Code for all of its U.S. employees, including executive officers, who satisfy certain eligibility requirements, including requirements relating to age and length of service. The Company matches 2% of every dollar contributed to the plan by employees, including executive officers, up to a maximum of $6. During the three months ended March 31, 2022 and 2021, the Company contributed $418 and $134, respectively, to the defined contribution plan.
Non-Cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties for purchases. As of March 31, 2022, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer totaling $8,606.
D&O Insurance
Effective March 21, 2022, the Company entered into a D&O insurance policy with an annual premium totaling $5,782, which was fully paid in April 2022. The insurance may cover certain liabilities arising from the Company's obligation to indemnify its directors and certain of its officers and employees, and former officers, directors, and employees of acquired companies, in certain circumstances.
9.Off Balance Sheet Items
The Company organizes a series of investment funds, each of which is represented by a limited liability company (“LLC”) within Forge Investments LLC and by portfolio companies within Forge Investments SPC and Forge Investments II SPC. The funds were formed for the purpose of investing in securities relating to a single private company. Each series of funds consists of a separate and distinct portfolio of investments owned by different investors. The Company utilizes third-party fund administrators to manage the funds and has no ownership interest nor participation in the gains or losses of the entities represented by the funds. The Company paid for the expenses incurred by these entities, including fund insurance expenses of $80 and $331, and fund management expenses of $21 and $30 for the three months ended March 31, 2022 and 2021, respectively, included in transaction-based expenses in condensed consolidated statements of operations and comprehensive (loss) income. Also, the Company paid fund audit fees of $315 and $461 during the three months ended March 31, 2022 and 2021, respectively, included in professional services in condensed consolidated statements of operations and comprehensive (loss) income. The Company did not consolidate Forge Investments LLC and Forge Investment SPC, or the investment funds, because the Company has no direct or indirect interest in Forge Investments LLC and Forge Investment SPC, or the investment funds, and the expenses that the Company pays on behalf of Forge Investments LLC and Forge Investment SPC, or the investment funds, are not significant to

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

those entities. The Company believes its maximum exposure to loss resulting from its involvement with those entities is limited to the payment of future insurance expenses, management expenses and audit fees.
10.Capitalization
Convertible Preferred Stock
The following table summarizes Legacy Forge’s convertible preferred stock as of December 31, 2021 (in thousands, except for share data):

	As of December 31, 2021
Series Name	Original Issuance Price	Number of Shares Authorized	Number of Shares Outstanding	Carrying Value Net of Issuance Costs	Aggregate Liquidation Preference
Series AA	$0.9867	3,482,030	3,482,030	$3,435	$3,435
Series B	$3.4132	20,660,715	20,660,715	70,045	70,519
Series B-1	$3.9760	49,809,148	42,133,496	150,553	167,523
Series B-2	$3.9760	2,515,083	412,623	1,640	1,640
Junior	$3.9760	10,348,216	7,225,285	20,383	28,728
Total		86,815,192	73,914,149	$246,056	$271,845
Immediately prior to the effective time of the Merger, all series of convertible preferred stock of Legacy Forge were converted into shares of Class AA common stock of Legacy Forge on a one-for-one basis and then converted into the Company’s common stock at the Exchange Ratio. As of March 31, 2022, no shares of convertible preferred stock were outstanding.
Common Stock
Prior to the Merger, Legacy Forge had authorized four classes of common stock: Class AA common stock, Class AA-1 common stock, Class EE-1 common stock and Class EE-2 common stock. Holders of such common stock were entitled to receive any dividends if and when such dividends are declared by the board of directors. Common stock was subordinated to the convertible preferred stock with respect to dividend rights and rights upon certain deemed liquidation events. Common stock was not redeemable at the option of the holder or by Legacy Forge. As of December 31, 2021, Legacy Forge was authorized to issue up to 257,968,554 shares of its capital stock, of which 171,153,360 shares were designated as common stock.
The holders of the Class EE-1 common stock and Class AA common stock were entitled to one vote for each share and the holders of Class EE-2 common stock were entitled to (a) with respect to votes of one or more classes of common stock only, twenty votes for each share of Class EE-2 common stock and (b) with respect to Class EE-2 common stock voting together with any shares of preferred stock, one vote for each share of Class EE-2 common stock. Holders of common stock, voting together as a separate class, were entitled to appoint four members of the board of directors, who were deemed common directors. As of December 31, 2021, two members of the board of directors were elected by holders of common stock.
Each share of Class AA common stock was convertible to one share of Class EE-1 common stock, up to a cumulative maximum of 1,873,758 shares of Class AA common stock, and each share of Class EE-1 common stock was convertible to one share of preferred stock upon authorization by the board of directors. In addition, each share of Class EE-1 or Class EE-2 was convertible, upon a disposition, to one share of Class AA common stock at the election of the holder.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

In April 2021, Legacy Forge amended and restated its certificate of incorporation to, (i) increase the number of authorized shares of all classes of stock (including preferred stock) to 257,968,554 and (ii) reclassify each share of Class EE-1 common stock and Class EE-2 common stock to one share of Class AA common stock.
Merger Transaction
On the Closing Date and in accordance with the terms and subject to the conditions of the Merger Agreement, each share of Legacy Forge Class AA common stock, par value $0.00001 per share, was canceled and converted into the right to receive the applicable portion of the merger consideration comprised of the Company’s common stock, par value $0.0001 per share, based on the Exchange Ratio as determined in the Merger Agreement (the “Exchange Ratio”).
On March 21, 2022, in connection with the Merger, the Company amended and restated its certificate of incorporation to authorize 2,100,000,000 shares of capital stock, consisting of (i) 2,000,000,000 shares of common stock, par value $0.0001 per share and (ii) 100,000,000 shares of preferred stock. The holders of common stock have exclusive voting power. Each share of common stock is entitled to one vote per share. The Company’s board of directors has the authority to issue shares of preferred stock in one or more series and to determine the preferences, privileges, and restrictions, including voting rights, of those shares. Upon the consummation of the Business Combination, the Company’s common stock and warrants began trading on the NYSE under the symbol “FRGE” and “FRGE WS”, respectively.
As of March 31, 2022, the Company had authorized 2,000,000,000 and 100,000,000 shares of common stock and preferred stock respectively, and the Company had 169,223,826 shares of common stock and no shares of preferred stock issued and outstanding.
Settlement of Nonrecourse Related-Party Promissory Notes
In connection with the Merger, the Company entered into a loan offset agreement with certain executives (the “Loan Offset Agreement”) as a result of outstanding promissory notes that were due from these executives as of the Closing Date. As a result of the Loan Offset Agreement, the Company agreed to offset the after-tax value of the transaction bonus that the executives received in connection with the Merger (see Note 3) against the entire outstanding balance of the nonrecourse promissory notes, including any unpaid interest, as of one day immediately prior to the closing of the Merger. The total amount of outstanding promissory notes that were offset against the transaction bonus was $5,517, which included $1,310 related to unvested shares included in the accrued expenses and other current liabilities in the condensed consolidated balance sheets. The related bonus expense was recorded as compensation and benefits in the condensed consolidated statement of operations and comprehensive (loss) income for the three months ended March 31, 2022.

11.Warrants
Warrants to Purchase Series B-1 Preferred Stock or Subsequent Round Stock
In May 2020, Legacy Forge entered into a Note and Warrant Purchase Agreement with investors pursuant to which it issued certain convertible notes(the “2020 Convertible Notes”). In connection with the issuance of the 2020 Convertible Notes, the note holders entered into a Note and Warrant Purchase Agreement for the options to purchase shares based on coverage of 5% of the 2020 Convertible Notes principal amounts (the “May 2020 Warrants”). The note holders can purchase either (i) the Series B-1 preferred stock of Legacy Forge at Series B-1 price of $3.9760 or (ii) any subsequent round stock of Legacy Forge at the subsequent round price. The warrants have a five-year contractual life and may be exercised at any time during that period.
In October 2020, Legacy Forge entered into a Loan and Security Agreement (“2020 Loan and Security Agreement”) with another lending institution that provided for a term loan in the amount of $15,000. In October

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2020, simultaneously with the 2020 Loan and Security Agreement, the lender entered into a Warrant to Purchase Shares of Preferred Stock Agreement with Legacy Forge for the options to purchase a coverage amount of $3,513 of shares (the “October 2020 Warrants”). The investors can purchase either the Series B-1 convertible preferred stock of Legacy Forge at Series B-1 price of $3.9760 or (ii) any subsequent round stock of Legacy Forge at the subsequent round price. The warrants have a ten-year contractual life and may be exercised at any time during that period.
Prior to the Merger, the May 2020 Warrants and October 2020 Warrants were classified as liabilities in Legacy Forge's consolidated balance sheets. Legacy Forge remeasured the May 2020 Warrants and October 2020 Warrants at each balance sheet date to fair value (Note 4). Subsequent to the Merger, the May 2020 Warrants and October 2020 Warrants were converted to Legacy Forge's common stock warrants. As a result, the May 2020 Warrants and October 2020 Warrants were adjusted to fair value prior to conversion, and then settled in additional paid-in capital as a result of the conversion to equity-classified common stock warrants. The Company recorded changes in fair value of the May 2020 Warrants and October 2020 Warrants of $106 and $123 in change in fair value of warrant liabilities in the Company’s condensed consolidated statements of operations and comprehensive (loss) income during the three months ended March 31, 2022 and 2021, respectively.
Warrants to Purchase Junior Preferred Stock
In November 2020, in connection with the SharesPost acquisition, Legacy Forge issued a total of 3,122,931 warrants (“Junior Preferred Warrants”) to purchase shares of Legacy Forge's Junior Preferred Stock at an exercise price of $3.9760 per share, with a cap of extended value of $5,000. The Junior Preferred Warrants have a five-year contractual life and may be exercised at any time during that period.
Prior to the Merger, the warrants were classified as a liability in the condensed consolidated balance sheets. The Company remeasures the warrants at each balance sheet date using a hybrid method (Note 4). Subsequent to the Merger, the Junior Preferred Warrants were converted to the Company's common stock warrants. As a result, the Junior Preferred Warrants were adjusted to fair value prior to conversion and remain classified as a liability, as the Company has an obligation to issue a variable number of shares of common stock for a fixed monetary amount of $5,000.
The Company recorded changes in fair value of the Junior Preferred Warrants that were converted to warrants to purchase common stock of $0 and $785 change in fair value of warrant liabilities in the Company’s condensed consolidated statements of operations and comprehensive (loss) income during the three months ended March 31, 2022 and 2021, respectively.
Public Warrants and Private Placement Warrants

As the accounting acquirer, Legacy Forge is deemed to have assumed warrants for Class A common stock that were held by Motive Capital Funds Sponsor, LLC (the “Sponsor”) at an exercise price of $11.50 ("Private Placement Warrants"), 13,800,000 Class A common stock warrants held by MOTV's shareholders at an exercise price of $11.50 ("Public Warrants"), and 4,666,664 Public Warrants at an exercise price of $11.50 that were issued in connection with the A&R FPA that was consummated upon the Closing Date. In accordance with the warrant agreement, warrants will become exercisable on April 21, 2022, subject to other terms of the warrant agreement, including but not limited to, the Company having an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. The warrants will expire in five years after the completion of the Business Combination, or earlier upon redemption or liquidation.
Subsequent to the Merger, the Private Placement Warrants and Public Warrants for shares of common stock meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement Warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

indexed to the entity's own stock. Therefore, these warrants are classified as liabilities on the condensed consolidated balance sheets. As of March 31, 2022, no warrants have been exercised. As of March 31, 2022, the following warrants were outstanding (in thousands, except for share and per share amounts):

Warrant Type	Shares	Exercise Price per Share
Public	18,466,604	$11.50
Private	7,386,667	$11.50

12.Share-Based Compensation
Prior Stock Plan
In March 2018, Legacy Forge adopted its 2018 Equity Incentive Plan, as amended from time to time, (“Amended 2018 Equity Incentive Plan” or “2018 Plan”), which provides for grants of share-based awards, including stock options and restricted stock awards (“RSAs”), and other forms of share-based awards. The 2018 Plan was terminated in March 2022 in connection with the adoption of the 2022 Stock Plan (the “2022 Plan”). Accordingly, no shares are available for future issuances under the 2018 Plan following the adoption of the 2022 Plan.
2022 Stock Plan
In March 2022, prior to and in connection with the Merger, the Company adopted the 2022 Plan, which provides for grants of share-based awards, including stock options and restricted stock units (“RSUs”), and other forms of share-based awards. The Company has reserved 12,899,504 shares of common stock for the issuance of awards under the 2022 Plan. In addition, the number of shares of common stock reserved and available for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2023 and on each January 1 thereafter and ending on the tenth anniversary of the adoption date of the 2022 Plan, in an amount equal to (1) 3% of the outstanding number of shares of common stock of the Company on the preceding December 31, or (2) a lesser number of shares as approved by the Company's board of directors.
2022 Employee Stock Purchase Plan
In March 2022, prior to and in connection with the Merger, the Company adopted the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP authorizes the issuance of 4,072,000 shares of common stock under purchase rights granted to the Company's employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each year, beginning on January 1, 2023 and each January 1 thereafter until the 2022 ESPP terminates according to its terms, by the lesser of (i) 4,072,000 shares of common stock, or (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31. The Company's board of directors may determine that such increase will be less than the amount set forth in (i) and (ii) above.
Reserve for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

	March 31, 2022	December 31, 2021
Conversion of convertible preferred stock	—	86,815,192
Warrants to purchase convertible preferred stock	—	3,540,546
Warrants to purchase common stock	3,774,437	233,891
Shares available for grant under 2018 Plan	—	1,133,920
Stock options issued and outstanding under 2018 Plan	14,960,960	15,712,433
Shares available for grant under 2022 Plan	12,899,504	—
Stock options issued and outstanding under 2022 Plan	—	—
Shares available for grant under 2022 ESPP	4,072,000	—
Outstanding Private Placement Warrants	7,386,667	—
Outstanding Public Warrants	18,466,604	—
Total shares of common stock reserved	61,560,172	107,435,982

Stock options
Stock options generally vest over four years and expire ten years from the date of grant. Vested stock options generally expire from three months to five years after termination of employment. Stock option activity during the three months ended March 31, 2022 consisted of the following:

	Stock Options	Weighted Average Exercise Price	Weighted- Averages Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	5,031,310	$6.85	9.2 years	$120,491
Retroactive application of recapitalization	10,681,124	$(4.66)
Balance as of December 31, 2021	15,712,434	$2.19
Exercised	(194,977)	$0.54
Cancelled/Forfeited/Expired	(556,497)	$0.63
Balance as of March 31, 2022	14,960,960	$2.27	8.7 years	$472,858
Vested and exercisable as of March 31, 2022	4,549,923	$0.80	8.0 years	$150,512
The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022 and 2021 were $0 and $2.35 per share, respectively. The intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $5,901 and $17,510, respectively. The total grant date fair value of stock options vested during the three months ended March 31, 2022 and 2021 was $5,736 and $2,495, respectively.
The Company recorded share-based compensation of $7,757 and $991 for the three months ended March 31, 2022 and 2021, respectively, related to stock options. In addition, for the three months ended March 31, 2022, the Company recognized stock-based compensation expense of $621 related to pre-close issuance common stock for services.
Future share-based compensation for unvested stock options granted and outstanding as of March 31, 2022, is $18,892, which is to be recognized over a weighted-average period of 2.57 years .

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

Performance and Market Condition Options
In May 2021, Legacy Forge’s board of directors granted the Chief Executive Officer a performance and market condition-based option covering 3,122,931 shares of Legacy Forge's Class AA common stock with an exercise price of $3.9760 per share. The options are divided into three tranches of 1,040,976 options, 1,040,976 options and 1,040,979 options, corresponding to the three Aggregate Exit Proceeds Thresholds (as defined below). The awards vest only upon the satisfaction of (1) certain performance conditions, which is the occurrence of an IPO, merger with a SPAC, or a secondary sale for total proceeds of at least $250,000 and (2) market condition, which is holders of Legacy Forge's B-1 Preferred Stock having realized (i) aggregate exit proceeds with fair market value of at least $9.94, $14.91, and $19.88 per share (the “Share Price Thresholds”); and (ii) an aggregate interest rate compounded annually which, when used as the discount rate to calculate the net present value, with respect to the occurrence of an IPO, merger with a SPAC or acquisition, that is equal to or greater than 20.0%, 30.0% and 35.0% (the “IRR Thresholds”, and together with the Share Price Thresholds, the “Aggregate Exit Proceeds Thresholds”). In the event of an IPO or a merger with a SPAC, the Aggregate Exit Proceeds Thresholds are measured on the basis of the closing price average for any trailing 20 trading day period (the “Measurement Period”) that occurs following such IPO or a merger with a SPAC, with the Measurement Period commencing upon expiration of the 180-day lock-up period following such IPO or merger with a SPAC, until the options expire or the Chief Executive Officer ceases to provide services to the Company. The options expire within 10 years less one day following the grant date. Upon consummation of the Business Combination, the performance condition was met and the Company recorded cumulative catch-up compensation expense of $4,564 during the three months ended March 31, 2022.

The Company used the Monte Carlo simulation model to determine the fair value of the options with performance and market-based vesting conditions for purposes of calculating share-based compensation expense if vesting conditions met. The Monte Carlo simulation model incorporates the probability of satisfying performance and market conditions and uses transaction details such as stock price, contractual terms, maturity and risk-free interest rates, as well as volatility. The fair value of the options with no performance or market vesting conditions is based on the market value of common stock on the date of grant. The fair value of the performance-based stock options was $2.27 per option share estimated using the Monte Carlo simulation methodology. The unrecognized compensation expense was $2,532 as of March 31, 2022.
Early Exercised Options
Under the 2018 Plan, certain stock option holders may have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the option holders, until the options are fully vested. As of March 31, 2022 and December 31, 2021, the cash proceeds received for unvested shares of common stock recorded within accrued expenses and other current liabilities in the condensed consolidated balance sheets were $1,554 and $785 as of March 31, 2022 and December 31, 2021, respectively, which will be transferred to additional paid-in capital upon vesting.
Nonrecourse Promissory Notes to Early Exercise Stock Options
In the three months ended March 31, 2021, certain executive officers of the company exercised stock options early by executing promissory notes. The Company has accounted for the promissory notes as nonrecourse in their entirety since the promissory notes are not aligned with a corresponding percentage of the underlying shares. Such arrangements were accounted for as modifications to the original stock options to which they relate, as the maturity date of the promissory notes reflects the legal term of the stock option for purposes of valuing the award.
During the three months ended March 31, 2022, there were no promissory notes issued upon early exercise of options. All outstanding promissory notes have been settled as of March 31, 2022.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

Options Granted to Directors
In July 2021, Legacy Forge’s board of directors granted options to certain members of the board in connection with their services, to purchase 499,669 shares of Legacy Forge's Class AA common stock at exercise price of $5.43 per share. Subject to the option agreement, the options shall vest in full and become exercisable as of immediately prior to the consummation of a deemed liquidation event or SPAC transaction. The performance-based vesting condition for the options granted to certain board members was satisfied as of March 31, 2022 and the Company recorded $1,233 of share-based compensation expense related to the options granted to certain board members. The fair value has been estimated using the Black-Scholes pricing model with the following assumptions:

Fair value of common stock	$6.11
Expected term (years)	5.3
Expected volatility	40.0%
Risk-free interest rate	0.7%
Expected dividend yield	0.0%
RSAs
Certain RSAs were granted to the Company's executives in exchange for a consideration at a specified strike price and were further subject to vesting condition. To the extent unvested, the shares issued in respect of such RSAs remain subject to repurchase. As of March 31, 2022, and December 31, 2021, there were 520,489 and no shares that were subject to repurchase, respectively, with the aggregate exercise price of $135 and $0, respectively. The related common stock unvested liability is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet.
The Company recorded share-based compensation expense of $148 and $148 for the three months ended March 31, 2022 and 2021, respectively, related to RSAs. As of March 31, 2022, the total unrecognized expense related to all RSAs was $223, which the Company expects to recognize over a weighted-average period of 0.25 years.

13.Income Taxes
The Company’s effective tax rate from continuing operations was (0.2)% and (0.9)% for the three months ended March 31, 2022 and 2021, respectively. The Company’s full allowance in the United States caused the year-to-date effective tax rate to be different from the U.S. federal statutory tax rate.
14.Net Loss per Share
Prior to the Merger and prior to effecting the recapitalization, the holders of Legacy Forge's Class AA, Class EE-1 and Class EE-2 common stock were entitled to the same right to participate in the Company’s gains or losses. Therefore, net loss per share is presented as a single class of common stock. Earnings per share calculations for all periods prior to the Merger have been retrospectively restated to the equivalent number of shares reflecting the Exchange Ratio established in the reverse capitalization.
Subsequent to the Merger, the Company has one class of common stock. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period using the two-class method. The Company’s convertible notes, redeemable preferred stock, stock options, warrants, and early exercised stock options are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders because the holders of these securities do not have a contractual right to share in the Company's losses, and their effect would be antidilutive. Therefore, the net loss for the three months ended March 31, 2022 was attributed to common stockholders only.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
	2022	2021

Numerator:
Net (loss) income attributable to common stockholders, basic	$(64,424)	$938
Less: undistributed earnings attributable to participating securities	$—	$(938)
Net (loss) income attributable to common stockholders, diluted	$(64,424)	$—
Denominator:
Weighted-average number of shares used to compute net (loss) income per share attributable to common stockholders, basic	66,007,461	61,598,361
Dilutive effect of common share equivalents	—	54,714,474
Weighted-average number of shares used to compute net (loss) income per share attributable to common stockholders, diluted	66,007,461	116,312,835
Net (loss) income per share attributed to common stockholders:
Basic	$(0.98)	$0.00
Diluted	$(0.98)	$0.00
The following potentially dilutive shares were excluded in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021

Outstanding options	14,960,963	17,176
Common stock and preferred stock warrants	3,774,437	3,774,437
Public and Private Placement Warrants issued upon Merger	25,853,271	—
Common stock subject to repurchase	3,018,878	—
Convertible notes	—	693,078
Total	47,607,549	4,484,691

15.Related Party Transactions
In October 2019, Legacy Forge issued convertible notes to investors, of which $2,400 was received from certain directors and employees of Legacy Forge. As of December 31, 2020, Legacy Forge had a $2,400 related party balance on convertible notes outstanding. The notes were fully repaid in January 2021.
Legacy Forge entered into client engagement agreements with certain companies to serve as exclusive transaction agent to help facilitate private purchases of shares of issuers. These companies are identified as related parties who are holders of either Legacy Forge’s common stock or redeemable convertible preferred stock. The Company recognized $631 in placement fee revenue in the condensed consolidated statements of operations and comprehensive (loss) income for trade executed with the underlying LLCs and portfolio

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

companies for the three months ended March 31, 2022. The associated revenue recognized for the three months ended March 31, 2021 is immaterial.
The Company obtains insurance coverage from Munich Re, a shareholder of the Company, to indemnify Forge Investments for its contractual obligations to funds investors if shareholders fail to transfer ownership interests upon certain trigger events. During the three months ended March 31, 2022 and 2021, the Company incurred $80 and $331 in insurance premiums, respectively, and are included in transaction-based expenses in the condensed consolidated statements of operations and comprehensive (loss) income.
Financial Technology Partners LP (“Financial Technology Partners”), a shareholder of the Company, serves as financial and strategic advisor to the Company on its financing, merger, and acquisition transactions. During the three months ended March 31, 2022, the Company incurred $18,283 in fees to Financial Technology Partners, of which $17,356 was related to common stock issued during the Merger and was recorded as a reduction to additional paid-in capital. The remaining $927 was related to issuance of Public and Private Placement Warrants, including warrants issued to A&R FPA investors, and was expensed immediately upon consummation of the Merger as acquisition-related transaction cost in the condensed consolidated statements of operations and comprehensive (loss) income.
The Company leases one of its office spaces from the former owner of IRA Services. The former owner became a shareholder of the Company upon the acquisition of IRA Services which subsequently renamed as Forge Trust. IRA Services was a non-depository trust company authorized to act as a custodian of self-directed individual retirement accounts. The Company incurred $94 in rent to this shareholder during the three months ended March 31, 2022 and 2021, respectively, and are included in rent and occupancy in the condensed consolidated statements of operations and comprehensive (loss) income.
James Herbert, II, one of the Company's directors, through the James and Cecillia Herbert 1994 Revocable Trust, purchased 75,000 shares of the Company's’s common stock (for a purchase price of $750) in the PIPE Investment, concurrently and in connection with the closing of the Business Combination. Mr. Herbert's transaction was on the same terms as the other investors who purchased shares in the PIPE Investment pursuant to certain subscription agreements dated September 13, 2021.
Prior to the Business Combination, one of Legacy Forge's directors was also a director of Temasek Holding (Private) Limited ("Temasek"). Temasek, through its wholly-owned subsidiary, Ossa Investments Pte. Ltd, purchased 1,000,000 shares of the Company's’s common stock (for a purchase price of $10,000) in the PIPE Investment, concurrently and in connection with the closing of the Business Combination. This transaction was on the same terms as the other investors who purchased shares in the PIPE Investment pursuant to certain subscription agreements dated September 13, 2021.

16.Subsequent Events
In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose or recognize in the accompanying financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provide information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read together with the unaudited condensed consolidated financial statements and related notes to those statements in this Report, as well as our audited consolidated financial statements and related notes to those statements included in our Current Report on Form 8-K which was filed with the SEC on March 25, 2022. This discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions, as described under the heading “Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Report.
Unless the context otherwise requires, references in this section to Forge, the “Company” “we,” “us,” and “our”, refer to Forge Global Holdings, Inc. and its subsidiaries following the Business Combination (as defined below).
Business Overview
Forge is a financial services platform headquartered in San Francisco, California. We have built a trusted marketplace to serve the unique needs of the private market by making purchases and sales of equity in private companies simple, transparent, and highly efficient to scale. Today, we are a leading provider for end-to-end enabling technology, data, and services for the private market.
We operate as one business, a fully integrated private markets service provider. Since inception, we have added complementary pillars to provide the access, transparency and solutions that companies, as well as institutional and individual investors and shareholders, need to confidently navigate and efficiently transact in the private market. The four pillars that make up our business are:
•Forge Markets — Our online trading platform that connects potential investors with private company shareholders and enables them to efficiently facilitate private share transactions.
•Forge Trust — Our non-depository trust company that enables clients to securely custody and manage non-liquid assets through a robust and user-friendly online portal.
•Forge Data — Our data business provides market participants the information and insight to confidently navigate, analyze, and make investment decisions in the private market.
•Forge Company Solutions (FCS) — Our software solution purpose built for private companies to easily administer primary and secondary financing events.
Recent Developments
Consummation of Business Combination
On March 21, 2022 (the “Closing Date”), we consummated our business combination pursuant to the terms of the Agreement and Plan of Merger, dated September 13, 2021 (the "Merger Agreement"), by and among Motive Capital Corp, a blank check company incorporated as a Cayman Islands exempted company in 2020 ("MOTV"), FGI Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of MOTV (“Merger Sub”), and Forge Global, Inc., a Delaware corporation ("Legacy Forge").
Pursuant to the Merger Agreement, on the Closing Date, immediately prior to the consummation of the Business Combination (as defined below), MOTV changed its jurisdiction of incorporation from the Cayman

Islands to the State of Delaware and changed its corporate name to "Forge Global Holdings, Inc." (the “Domestication”). On the Closing Date, Merger Sub merged with and into Legacy Forge (the "Merger"), with Legacy Forge surviving the Merger as a direct, wholly owned subsidiary of the Company (together with the Merger, the Domestication, and the other transactions contemplated by the Merger Agreement, the “Business Combination”).
Prior to the Business Combination, MOTV’s units, public shares, and Public Warrants were listed on the New York Stock Exchange under the symbols “MOTV-UN”, “MOTV”, and “MOTV-WT”, respectively. Following the consummation of the Business Combination, on March 21, 2022, the Company’s common stock and Public Warrants began trading on The New York Stock Exchange (“NYSE”), under the symbols “FRGE” and “FRGE WS”, respectively.
Legacy Forge is considered the Company’s accounting predecessor. The Merger was accounted for as a reverse recapitalization with Legacy Forge as the accounting acquirer and MOTV as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Legacy Forge.
Development of Forge Company Solutions (FCS) and Launch of Forge Intelligence
FCS, launched in the first quarter of 2021, is a comprehensive software solution supported by private market experts. FCS supports companies running financing processes and seeks, through our automation and online technologies, to reduce the administrative burden that companies incur in doing so. FCS provides companies with oversight and control of company share transactions, including primary financings and company sponsored secondary programs, block trades, tender programs and Pre-Direct Listing trading. We offer flexible, customizable solutions to match a company’s liquidity needs.
Our first data product, Forge Intelligence, serves the needs of institutional investors that are looking for timely and accurate data to help them make more informed investment decisions in the private market. Annual subscriptions purchased by clients enable access to view and analyze historical bid/ask, share price, and volume information of the companies that have transacted on Forge Markets. Subscribers also have access to company waterfall charts, which can be used to easily analyze the share price impact of different exit scenarios, whether via M&A or IPO. Other data points include preferred equity conversion ratios and protective provisions such as liquidation preferences.
Forge Intelligence is expected to provide a recurring, predictable revenue stream driven by the subscription access model. Subscribers commit to access on an annual basis, with cost scaling by feature offerings and number of seats, or individual users, required. Forge Intelligence represents a high-margin product at scale, given the low incremental cost of serving each additional subscriber. Additional data-oriented products are planned to follow from the Forge Data pillar in the future.
In addition to the revenue Forge expects to generate through the data business, we believe that information provided to subscribers will also drive volume on Forge Markets, resulting in additional trading volume and revenue. We formally announced the launch of Forge Intelligence and accelerated our sales and marketing strategy in September 2021, having already converted some of our beta test users into fee-paying customers. In January 2022, we won our first customer for a new data feed product which provides institutional investors with access to Forge’s historical proprietary data. We continue to sign up new customers while investing in our sales, marketing and technology.
COVID-19 Impacts
On March 11, 2020, the World Health Organization designated the novel coronavirus (“COVID-19”) as a global pandemic. In an effort to manage the spread of the virus, federal, state and local governments enacted various restrictions, including closing schools and businesses, limiting or restricting social or public gatherings, implementing travel restrictions, and mandating stay-at-home orders, which have since been lifted to varying degrees across the country. The global economic situation was greatly affected by the spread of COVID-19 and the pandemic that followed, which continues to this day.
In response to these developments, we took precautionary measures to ensure the safety of our employees, support our customers, and mitigate the impact on our financial position and operations. We implemented remote working capabilities for our entire organization with minimal disruption to our operations or key operating performance indicators. We also identified opportunistic expense reductions which increased operating efficiencies and provided additional profitability in the period.
Although we have not experienced significant business disruptions thus far from the COVID-19 pandemic, we are unable to predict the full impact that COVID-19 and its variant strains will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken by government authorities across the United States, the impact to our customers, employees, suppliers, and other factors. These factors are beyond our knowledge and control and, as a result, at this time, we are unable to predict the ultimate impact, both in terms of severity and duration, that the COVID-19 pandemic will have on our business, operating results, cash flows and financial condition.
While as of the date of this Report, the extent to which COVID-19 may impact the future financial condition or results of operations is still uncertain, we are not aware of any specific event or circumstance that would require revisions to estimates, updates to judgments, or adjustments to the carrying value of assets or liabilities. These estimates may change as new events occur and additional information is obtained.

Russia and Ukraine Conflict

The military conflict in Russia and Ukraine that began in February 2022 continues as of the date of this Report. As the conflict continues to evolve, we are closely monitoring the impact on our business. The conflict, and the sanctions and counter-sanctions imposed in response to it, have created increased economic uncertainty and operational complexity globally. While we have no direct exposure to Russia and Ukraine, and do not at the moment believe the situation will have a material impact our operating results, we are monitoring any broader economic impact from the situation. Should the conflict continue or escalate, it could have a significant negative effect on the global economy or on our operations, including continued global inflationary pressures, supply chain and logistics disruptions, volatility in foreign exchange rates and interest rates, and heightened cybersecurity threats.

Segment information
We operate as one business, a fully integrated private markets service provider. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, allocating resources and evaluating our financial performance. Accordingly, we have concluded that we consist of a single operating segment and reportable segment for accounting and financial reporting purposes.
Key factors affecting our performance
The key factors affecting our performance described below are not the only ones applicable to us. We believe that the growth of our business and our future success are dependent upon a number of key factors, including the following:
Growing our Customer Base
Sustaining our growth requires continued adoption of our platform by new customers and increased usage by current customers. We plan to continue to introduce products and features to attract and retain current and new customers, and we plan to seek to increase brand awareness and customer adoption of our platform through digital and broad-scale advertising. The circumstances that have accelerated the growth of our customer base in recent periods may not continue in the future.
Expanding our Relationship with Existing Customers
Our revenue has grown historically as we have introduced new products and features to our customers and as our customers have increased their usage of our platform. However, certain circumstances that have accelerated the growth of our business may not continue in the future. We aim to grow with our customers over time and to grow our relationship with our customers as they build and manage their wealth. In the future, our Forge Markets customers can become our Forge Trust customers as they increase their frequency and volume of trading on our platform, and cross over to opening custody accounts. These customers would also generate significant amounts of new data that is then monetized into our Forge Data offerings, which in turn, creates additional opportunity for us to convert existing trading and custodian customers into data subscribers. Vice versa, our customers that start initially as data subscription customers can find value in our custodial and trading offerings and become customers of all three offerings. Our ability to expand our relationship with our customers will be an important contributor to our long-term growth.
Investing in our Platform
We intend to continue to invest in our platform capabilities and regulatory and compliance functions to support new and existing customers and products that we believe will drive our growth. As our customer base and platform functionalities expand, areas of investment priority include product innovation, automation, technology and infrastructure improvements and customer support. We believe these investments will contribute to our long-term growth. Additionally, we strive to strengthen our relationships with our customers by responding to customer feedback not only through the introduction of new products, but also through improvements to our existing products and services. In recent years, there has been an upward trend in the valuation of venture backed companies, as well as an increase in the number and market capitalization of unicorn companies (private companies with a valuation over $1 billion). These trends drive an increase in the demand for services like Forge’s that allow for buying and selling of private shares.
We expect to increase the headcount number for our product, design, engineering, compliance, marketing, customer support and other teams to develop these capabilities and drive growth and deliver efficient support of a larger customer base for our business.
Private Market Trends
Our results of operations are impacted by the overall health of the economy, and consumer and institutional investing patterns, which include the following key drivers:
•Market Trends. As private market investing continues and the number of venture-backed companies and unicorns increases, and companies stay private longer, our supply and demand will fluctuate accordingly. According to CB Insights, there are more than 1,000 unicorns as of May 2022, worth a combined $3.7 trillion. According to Pitchbook, in the three months ended March 31, 2022, U.S. venture capital firms collected more than $70 billion in commitments, which is expected to be deployed in the next few years. Technology companies waited a median of 12 years to go public as of 2020, compared to four years in 1999, at a median valuation of $4.3 billion compared to $493.0 million, according to a study published in March 2021 by Jay Ritter. Consequently, there are more shareholders (employees and early investors) looking for liquidity, and more investors interested in obtaining equity in these companies prior to going public. In addition, as the public financial markets grow and contract, our customers’ investing, saving, and spending behaviors are affected. Although our operating history has coincided with a period of general macroeconomic growth in the United States, particularly in the U.S. equity markets, which has previously stimulated growth in overall investment activity on our platform, we may be impacted by any slowdowns in growth or downturns and volatility in the U.S. equity markets.
•Consumer Behavior. Consumer behavior, whether from buyers or sellers, varies over time and is affected by numerous conditions. For example, behavior may be impacted by social or economic factors such as changes in disposable income levels and the need for liquidity, employee tenure at a venture-backed firm, general interest in investing, interest rate levels, and reaction to stock market volatility. There may also be high profile initial public offerings, or idiosyncratic events impacting single companies, that impact consumer behavior. These shifts in consumer behavior may influence interest in our products over time.
•Macroeconomic Events. Customer and business behavior is impacted by the overall macroeconomic environment, which is influenced by events such as the ongoing COVID-19 pandemic (including the COVID-19 vaccine development and responsive measures taken by the U.S. government), global supply chain disruptions, rising inflation, and the recent Russian invasion of Ukraine, as well as its effects on both global business and individuals’ behavior. Since the onset of the COVID-19 pandemic in March 2020, we have seen substantial growth in our customer base, retention, engagement and trading activity metrics. It is uncertain whether these trends and behavioral shifts will continue as reopening measures continue, and we may not be able to maintain the customer base we gained, or the rate of growth in our customer base that we experienced, throughout the COVID-19 pandemic. In addition, the COVID-19 pandemic has caused significant global supply chain disruptions, both domestically and globally, contributing to the rapidly rising inflation and increased market volatility. The Federal Reserve's recent increase of the interest rates as one of the key measures for containing the rising inflation had a further economic effect resulting in slower has further slowed economic growth and increased public and private market uncertainties. The recent Russian invasion of Ukraine has also contributed to a rise in energy and commodity prices and further contributed to the deterioration of global and regional economies. While these circumstances continue to evolve, and the outcomes remain highly uncertain, there is a risk that such events might have an unfavorable impact on behavior of our customers, including changes in their investment preferences.

Key Personnel
Our future success depends, in large part, upon our ability to attract and retain highly qualified and skilled professional personnel that can learn and embrace new technologies. Competition for key personnel in the various localities and business segments in which we operate is intense. Our ability to attract and retain key personnel, in particular senior officers or technology personnel, will be dependent on a number of factors, including prevailing market conditions, office/remote working arrangements and compensation packages offered by companies competing for the same talent. There is no guarantee that we will have the continued service of key employees whom we rely upon to execute our business strategy and identify and pursue strategic opportunities and initiatives. In particular, we may have to incur costs to replace senior officers or other key employees who leave, and our ability to execute our business strategy could be impaired if we are unable to replace such persons in a timely manner.
Custodial administration fees
We generate revenues primarily through fees for performing custodial account administrative and maintenance services for our customers, including quarterly or monthly account fees, asset fees, and transaction fees. We assess a flat fee per account, with additional fees based on the number and types of assets held and services purchased by account holders. We also receive cash administration fees for facilitating customers’ transactions with Federal Deposit Insurance Corporation banks, with fees contingent on prevailing interest rates and cash balances in custodial accounts. Our revenues depend on the number of Total Custodial Accounts, which include accounts clients open directly with us and the activity within these accounts as well as accounts we custody on behalf of partners. Our business depends on maintaining and growing the number of Total Custodial Accounts.

Types of Structures
We have facilitated direct trades, trades in both our own special purpose vehicles ("SPVs") and other firms’ funds, and certain forward agreements. We may adjust placement fees to account for the operational costs of these transaction types, and we incur certain transaction-based costs depending on the structure. The mix of trades of different structures will impact our overall take rate and revenues.
Types of Buyers/Sellers
The type of client may influence our placement fee revenue. Examples of a type of client are institutional and individual clients, who may receive various placement fee rates depending on different factors. Having clients that come to our platform through external brokers or Forge Company Solutions programs may also impact our placement fee revenue. The mix of clients in any given period will impact our overall take rate and revenues.
Use of External Brokers and Referral Partners
When working with an external broker or partner, we share a portion of the placement fees, which are recognized in our consolidated financials under transaction-based expenses. The mix of fees paid to external brokers and partners fluctuates each time period, which we expect to continue based on our growth in the private market and the size of our order book, our growing partnerships, and the growth of the market overall.
Key Business Metrics
We monitor the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. The tables below reflect period-over-period changes in our key business metrics, along with the percentage change between such periods. Our trading business, comprised of Forge Markets offering, is presented for the interim periods presented, while our custody business, comprised of Forge Custody offering, presents data as of the dates presented. We believe the following business metrics are useful in evaluating our business:

	Three Months Ended March 31,
Dollars in thousands	2022	2021	Change	% Change
TRADING BUSINESS
Trades	596	1,514	(918)	(61)%
Volume	$417,961	$757,851	$(339,890)	(45)%
Net Take Rate	3.5%	3.5%	—	—%
Placement fee revenues, less transaction-based expenses	$14,453	$26,533	$(12,080)	(46)%

	As of March 31,
Dollars in thousands	2022	2021	Change	% Change
CUSTODY BUSINESS
Total Custodial Accounts	2,228,101	1,787,208	440,893	25%
Assets Under Custody	$14,933,379	$13,827,501	$1,105,878	8%
•Trades are defined as the total number of orders executed by the Company and acquired entities buying and selling private stocks on behalf of private investors and shareholders. Increasing the number of orders is critical to increasing our revenue and, in turn, to achieving profitability.
•Volume is defined as the total sales value for all securities traded on our Forge Markets platform. Volume is defined as the aggregate value of the issuer company’s equity attributed to both the buyer and seller in a trade; the Company typically captures a commission on both sides, and as such a $100 trade of equity between buyer and seller would be captured as $200 volume for the Company. Volume is influenced by, among other things, the pricing and quality of our services as well as market conditions that affect private company valuations, such as increases in valuations of comparable companies at initial public offering.
•Net Take Rates are defined as our placement fee revenues, less transaction-based expenses (defined below), divided by Volume. These represent the percentage of fees earned by our marketplace on any transactions executed, which is a determining factor in our revenue. The Net Take Rate can vary based upon the service or product offering and is also affected by the average order size and transaction frequency.
•Total Custodial Accounts, previously called Billable Core and Platform Accounts, are defined as our customers’ custodial accounts that are established on our platform and billable. These relate to our Custodial Administration fees revenue stream and are an important measure of our business as the number of Total Custodial Accounts is an indicator of our future revenues from certain account maintenance, transaction, and sub-account fees.
•Assets Under Custody is the reported value of all client holdings held under our agreements, including cash submitted to us by the responsible party. These assets can be held at various financial institutions, issuers, and in our vault. As the custodian of the accounts, we collect all interest and dividends, handle all fees and transactions and any other considerations for the assets concerned. Our fees are earned from the overall maintenance activities of all assets and are not charged on the basis of the the dollar value of Assets Under Custody, but we believe that Assets Under Custody is a useful metric for assessing the relative size and scope of our business.
Non-GAAP Financial Measures
In addition to our financial results determined in accordance with generally accepted accounting principles in the United States of America ("GAAP"), we present Adjusted EBITDA, a non-GAAP financial measure. We use Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that Adjusted EBITDA, when taken together with the corresponding GAAP financial measure, provides meaningful supplemental information regarding our performance by excluding specific financial items that have less bearing on our core operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. A reconciliation is provided below for Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review Adjusted EBITDA and the reconciliation of Adjusted EBITDA to net loss, and not to rely on any single financial measure to evaluate our business.
We defined Adjusted EBITDA as net loss, adjusted to exclude: (i) interest expense, net, (ii) provision for or benefit from income taxes, (iii) depreciation and amortization, (iv) share-based compensation expense, (v) change in fair value of warrant liabilities, (vii) acquisition-related transaction costs, and (vi) other significant gains, losses, and expenses (such as impairments, transaction bonus) that we believe are not indicative of our ongoing results.
The following table reconciles net loss to Adjusted EBITDA for the Company for the periods presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(64,424)	$938
Add:
Interest (income) expense, net	(21)	554
Provision for (benefit from) income taxes	123	(8)
Depreciation and amortization	1,082	1,396
Impairment of right-of-use assets	265	—
Share-based compensation expense	8,522	1,259
Change in fair value of warrant liabilities	25,959	908
Acquisition-related transaction costs(1)	3,706	—
Transaction bonus (2)	17,735	—
Adjusted EBITDA	$(7,053)	$5,047

(1)Acquisition-related transaction costs include transaction costs related to the Business Combination, which consisted of legal, accounting, and other professional services directly related to the Merger, direct and incremental costs in connection with business acquisitions, which consist primarily of professional services fees for investment banking advisors, legal services, accounting advisory, and other external costs directly related to acquisitions and other strategic opportunities.
(2)Represents a one-time transaction bonus to certain executives as a result of consummation of the Merger, included in the compensation and benefits in the condensed consolidated statements of operations and comprehensive (loss) income

Some of the limitations of Adjusted EBITDA include: (i) Adjusted EBITDA does not properly reflect capital commitments to be paid in the future, and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures. In evaluating Adjusted EBITDA, be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. We compensate for these limitations by providing specific information regarding the GAAP items excluded from Adjusted EBITDA. When evaluating our performance, consider Adjusted EBITDA in addition to, and not a substitute for, other financial performance measures, including our net loss and other GAAP results.

Basis of Presentation
The consolidated financial statements and accompanying notes of the Company included elsewhere in this Report include our accounts and accounts of our consolidated subsidiaries and were prepared in accordance with GAAP.
Components of Results of Operations
Revenue
We generate revenue from providing private market services, which include fees charged for private placements on our marketplace platform, and fees charged for account and asset management to customers.
We categorize our services into the following three categories:
Placement fees — We maintain a trading platform which generates revenues through our Forge Markets offering with volume-based fees sourced from institutions, individual investors and private equity holders. Placement fees represent fees charged by us for executing a private placement on our platform. We earn agency placement fees in non-underwritten transactions, such as private placements of equity securities. We enter into arrangements with individual accredited customers or pooled investment vehicles to execute private placements in the secondary market. We anticipate placement fees to grow in the long run as the secondary market continues to grow and the Company continues to execute trades more efficiently.
Custodial administration fees — We generate revenues primarily through fees for performing custodial account administrative and maintenance services for our customers, including quarterly or monthly account fees, asset fees, and transaction fees. We assess a flat fee per account, with additional fees based on the number and types of assets held and services purchased by account holders. We also receive cash administration fees for facilitating customers’ transactions with Federal Deposit Insurance Corporation banks, with fees contingent on prevailing interest rates and cash balances in custodial accounts. Our revenues depend on the number of Total Custodial Accounts, which include accounts clients open directly with us and the activity within these accounts as well as accounts we custody on behalf of partners. Revenues from custodial administration fees are recognized either over time as underlying performance obligations are met and day-to-day maintenance activities are performed for custodial accounts, or at a point in time upon completion of transactions requested by custodial account holders.
Subscription Fees — We generate revenues through our Forge Data offerings with subscription fees earned from our first data product, Forge Intelligence, which we formally launched in September 2021, and through our Forge Company Solutions fees. We anticipate subscription fees to grow as we expand our sales and marketing efforts and develop more features and products. Subscription fees were not material for the periods presented and were included as part of placement fees in condensed consolidated statements of operations and comprehensive (loss) income.
Transaction-based expenses
Transaction-based expenses represent fees incurred to support placement activities. These include expenses for fund insurance, fund management, fund and trade settlement, external broker fees, and transfer fees. We generally expect these expenses to increase in absolute dollars as our placement fee revenue grows.
Compensation and benefits
Compensation and benefits expense is our most significant operating expense and includes employee wages, bonuses, share-based compensation, severance costs, benefits, and employer taxes. The bonus component of our compensation and benefits expense is based on both our financial performance and individual employee performance as well as transaction bonus related to the consummation of the Business Combination for certain employees. We expect our compensation and benefits expense to increase as our revenue grows and we hire additional personnel to continue developing new products and services and increase the functionality of our platform. In addition, the share-based compensation component of the compensation and benefits expense may or may not increase as we continue to align our headcount with current and future business needs.
Professional services
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees. We expect to incur additional professional services expenses as we work to implement procedures and processes to address public company regulatory requirements and customary practices.
Acquisition-related transaction costs
Acquisition-related transaction costs consist primarily of professional services fees for investment banking advisors, legal services, accounting advisory, and other external costs directly related to acquisitions and other strategic opportunities. We expect to continue to explore and pursue various potential acquisitions and other strategic opportunities to strengthen our competitive position and support our growth. Acquisition-related transaction costs may be significant in relation to certain acquisitions, however, they are non-recurring in nature, as we identify and pursue targets for particular purposes as necessary. Acquisition-related transaction costs also include the costs related to the Business Combination, which consisted of legal, accounting, and other professional services directly related to the Business Combination. As a result, we may or may not incur acquisition-related transaction costs in future periods.
Advertising and market development
The largest component of our advertising and market development expense consists of our discretionary customer acquisition expenses as well as investments in building the Forge brand and in growth marketing in support of driving more awareness, engagement, and lifetime revenue from our target audiences. These include advertising, marketing data analysis, content development, trade shows, public relations, web development, and seminars and conferences. Marketing is an important driver of growth and we intend to continue to make significant investments in customer acquisition. We expect our advertising and market development expense to increase in absolute dollars for the foreseeable future as we continue to focus on customer acquisition efforts.
Rent and occupancy
Rent and occupancy expense is related to our leased property and includes rent, maintenance, real estate taxes, utilities, and other related costs. We generally expect our rent and occupancy expense to increase in absolute dollars as a result of our expansion efforts.
Technology and communications
Technology and communications consist of costs for our hosting fees paid to third-party data centers, software development engineers, and maintenance of our computer hardware and software required to support our technology and cybersecurity. Technology and communications also include costs for network connections for our electronic platforms and telecommunications. We generally expect our technology and communications expense to increase as we continue to increase our headcount and innovate on our offerings and services.
General and administrative
General and administrative includes insurance, bank service charges, dues and subscriptions, travel and entertainment, other general and administrative costs. We expect our general and administrative expense to increase in the near term as a result of operating as a public company, including regulatory fees associated with compliance with the rules and regulations of the SEC and other regulatory bodies, as well as increases in general office expenses as we grow our business.

Depreciation and amortization
Depreciation and amortization is attributable to property and equipment, intangible assets and capitalized internal-use software. We expect our depreciation and amortization expense to increase for the foreseeable future as we plan additional capital expenditures to support the growth of our business.
Interest income (expense), net
Interest income (expense), net, primarily includes expenses related to our borrowing arrangements with financial institutions and issuance of convertible notes to investors for purposes of obtaining funding for operations. These expenses were offset by interest income from our cash and cash equivalents.
Change in fair value of warrant liabilities
Changes in the fair value of warrant liabilities, including Public Warrants and Private Placement Warrants, are related to warrant liabilities that are marked-to-market each reporting period with the change in fair value recorded in the accompanying consolidated statements of operations and comprehensive (loss) income until the warrants are exercised, expire or other facts and circumstances lead the warrant liabilities to be reclassified to stockholders’ equity or deficit.
Other income, net
Other income, net, includes loss on an equity method investment, and other non-operating income and expenditures.
Results of Operations
Comparisons for Three Months Ended March 31, 2022 and March 31, 2021
The following table sets forth our consolidated statement of operations for the three months ended March 31, 2022 and 2021, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Revenues
Placement fees	$14,585	$27,509	$(12,924)	(47)%
Custodial administration fees	5,437	4,546	891	20%
Total revenues	$20,022	$32,055
Transaction-based expenses:
Transaction-based expenses	(132)	(976)	844	(86)%
Total revenues, less transaction-based expenses	$19,890	$31,079
Operating expenses:
Compensation and benefits	$43,640	$20,496	23,144	113%
Professional services	3,518	2,700	818	30%
Acquisition-related transaction costs	3,706	—	3,706	100%
Advertising and market development	1,504	987	517	52%
Rent and occupancy	1,566	887	679	77%
Technology and communications	2,023	1,434	589	41%
General and administrative	1,602	953	649	68%
Depreciation and amortization	1,082	1,396	(314)	(22)%
Total operating expenses	$58,641	$28,853

Operating (loss) income	$(38,751)	$2,226
Interest expenses and other income (expenses):
Interest income (expense), net	21	(554)	575	(104)%
Change in fair value of warrant liabilities	(25,959)	(908)	(25,051)	2759%
Other income, net	388	166	222	134%
Total interest expenses and other expenses	$(25,550)	$(1,296)
(Loss) income before provision for income taxes	(64,301)	930
Provision for (benefit from) income taxes	123	(8)	131	(1638)%
Net (loss) income and comprehensive (loss) income	$(64,424)	$938

Revenue
Revenue was $20.0 million for the three months ended March 31, 2022 compared to $32.1 million for the three months ended March 31, 2021, representing a decrease of $12.0 million, or 38%. We attribute lower trading volumes to the higher volatility in the market caused by the current macroeconomic conditions.
Placement fees decreased by $12.9 million, or 47%, driven by lower trading volumes.
Custodial administration fees increased by $0.9 million, or 20%, driven by both an increase in overall custodial accounts, as well as an adjustment to our prices for these services in the second quarter of the year ended December 2021.
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2022	2021
	(as a percentage of revenue)
Revenues:
Placement fees	73%	86%
Custodial administration fees	27%	14%
Total revenues	100%	100%
Transaction-based expenses:
Transaction-based expenses	(1)%	(3)%
Total revenues, less transaction-based expenses	99%	97%
Operating expenses:
Compensation and benefits	218%	64%
Professional services	18%	8%
Acquisition-related transaction costs	19%	—%
Advertising and market development	7%	3%
Rent and occupancy	8%	3%
Technology and communications	10%	5%
General and administrative	8%	3%
Depreciation and amortization	5%	4%
Total operating expenses	293%	90%

Operating (loss) income	(194)%	7%
Interest expenses and other income (expenses):
Interest income (expense), net	1%	(2)%
Change in fair value of warrant liabilities	(130)%	(3)%
Other income, net	2%	1%
Total interest expenses and other expenses	(127)%	(4)%
(Loss) income before provision for income taxes	(321)%	3%
Provision for (benefit from) income taxes	1%	—%
Net (loss) income and comprehensive (loss) income	(322)%	3%

Transaction-based expenses
Transaction-based expenses were $0.1 million for the three months ended March 31, 2022, compared to $1.0 million for the three months ended March 31, 2021, representing a decrease of $0.9 million or 86%, driven by the decrease in the volume of transactions that gave rise to transaction-based expenses.
Compensation and benefits

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Salary	$10,811	$6,991	$3,820	55%
Bonus	23,038	11,344	11,694	103%
Benefits	1,262	891	371	42%
Share-based compensation	8,522	1,259	7,263	577%
Other	7	11	(4)	(36)%
Total compensation and benefits	$43,640	$20,496	$23,144	113%
Compensation and benefits expense was $43.6 million for the three months ended March 31, 2022, compared to $20.5 million for three months ended March 31, 2021, representing an increase of $23.1 million, or 113%. The increase was primarily attributable to the increase of share-based compensation expense by $7.3 million related mainly to the cumulative catch-up compensation expense for some of the performance and market condition-based options in the amount of $5.8 million. Refer to Note 12, "Share-Based Compensation" to our condensed consolidated financial statements included elsewhere in this Report for more information. The increase in total bonus was driven by the one-time transaction bonus for certain executives of $17.7 million related to the consummation of the Business Combination, of which $12.2 million was to be paid to the executives in cash, with the remaining $5.5 million offset against outstanding promissory notes that were due from these executives as of the Closing Date, partially offset by a decrease in bonuses of $6.0 million or 53% primarily due to decrease in the company performance.
Professional services
Professional services expense was $3.5 million for the three months ended March 31, 2022, compared to $2.7 million for the three months ended March 31, 2021, representing an increase of $0.8 million, or 30%. The increase in professional services expense is aligned with our plan of becoming a public company. The increase in professional services was primarily due to additional accounting and finance expenses related to increased compliance requirements as a result of becoming a public company.

Acquisition-related transaction costs
Acquisition-related transaction costs were $3.7 million for the three months ended March 31, 2022, compared to $0 for the three months ended March 31, 2021. The increase in acquisition-related transaction costs was primarily related to transaction costs related to the Business Combination.
Advertising and market development
Advertising and market development expense was $1.5 million for the three months ended March 31, 2022, compared to $1.0 million for the three months ended March 31, 2021, representing an increase of $0.5 million, or 52%. The increase was driven by an increased investment in new customer acquisition.
Rent and occupancy
Rent and occupancy expense was $1.6 million for the three months ended March 31, 2022, compared to $0.9 million for the three months ended March 31, 2021, representing an increase of $0.7 million, or 77%. The increase in rent and occupancy expenses is primarily due to one additional operating lease having commenced in December 2021.
Technology and communications
Technology and communications expense was $2.0 million for the three months ended March 31, 2022, compared to $1.4 million for the three months ended March 31, 2021, representing an increase of $0.6 million, or 41%. The increase in expense pertains primarily to an increase of $0.3 million in software expenses for our growing business, and an increase of $0.3 million for third party software development engineers for the continued development and maintenance of our platform.
General and administrative

General and administrative expense was $1.6 million for the three months ended March 31, 2022, compared to $1.0 million for the three months ended March 31, 2021, representing an increase of $0.6 million, or 68%. The increase in general and administrative expense was primarily driven by $0.2 million related to an increase in a company liability insurance. We further incurred an increase of $0.4 million related to bad debt expenses and other miscellaneous expenses.
Depreciation and amortization
Depreciation and amortization expense was $1.1 million for the three months ended March 31, 2022, compared to $1.4 million for the three months ended March 31, 2021, representing a decrease of $0.3 million, or 22%. The decrease was primarily driven by certain intangible assets becoming fully amortized by October 2021.
Interest expense, net
Interest income, net, was less than $0.1 million for the three months ended March 31, 2022, compared to interest expense, net $0.6 million for the three months ended March 31, 2021, representing a change of $0.6 million. The change was primarily driven by settlement of convertible notes and senior debt during the three months ended June 30, 2021.
Change in fair value of warrant liabilities

Loss from the change in fair value of warrant liabilities was $26.0 million for the three months ended March 31, 2022, compared to $0.9 million for the three months ended March 31, 2021, representing an increase of $25.1 million. The change was primarily driven by the increase in the fair value of Public Warrants and Private Placement Warrants during the three months ended March 31, 2022.

Other income, net
Other income, net was $0.4 million for the three months ended March 31, 2022, compared to $0.2 million for the three months ended March 31, 2021, representing an increase of $0.2 million, or 134%, driven by net gain on an equity investment.
Liquidity and Capital Resources
To date, we have financed our operations primarily through revenue from operations, issuances of securities,issuances of debt and proceeds from Business Combination. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and investments in business acquisitions.
As of March 31, 2022, our principal source of liquidity was our cash and cash equivalents balance of $202.5 million. Since our inception, we have generated operating losses as reflected in our accumulated deficit. We had an accumulated deficit of $143.0 million as of March 31, 2022.
We believe our existing cash and cash equivalents as of March 31, 2022 will be sufficient to meet our operating working capital and capital expenditure requirements for the foreseeable future. Our future financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform and the expansion of sales and marketing activities. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
We intend to continue to make investments in product development, sales effort, and additional general and administrative costs in connection with operating as a public company. We expect to continue to maintain financing flexibility in the current market conditions. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
Our future capital requirements will depend on many factors including our revenue growth rate, the timing, and extent of spending to support further sales and marketing and research and development efforts. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(30,177)	$(1,243)
Investing activities	$(1,692)	$(117)
Financing activities	$159,591	$(2,431)
Operating Activities
Cash used in operating activities for the three months ended March 31, 2022 of $30.2 million was primarily driven by our net loss of $64.4 million, adjusted for non-cash charges of $45.8 million and net cash outflow of $11.6 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $8.5 million, changes in fair value of warrant liabilities of $26.0 million, depreciation and amortization of $1.1 million, amortization of right-of-use assets of $1.1 million, transaction expenses related to the Business Combination of $3.1 million, settlement of related party promissory notes of $5.5 million, impairment of right-of-use assets of $0.3 million, and increase in bad debt allowance of $0.3 million. The main drivers of the cash outflows from the changes in operating assets and liabilities were related to the decrease in accrued compensation and benefits of $11.6 million, increase in prepaid expenses and other assets in amount of $0.9 million, decrease in accrued expenses and other current liabilities of $0.7 million, and increase in operating lease liability of $1.2 million, partially offset by a decrease in accounts receivable of $2.0 million and increase in accounts payable of $0.9 million.
Cash used in operating activities for the three months ended March 31, 2021 of $1.2 million was primarily related to our net income of $0.9 million, adjusted for non-cash charges of $4.4 million and net cash outflows of $6.6 million related to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $1.3 million, depreciation and amortization of $1.4 million, amortization of right-of-use assets of $0.7 million, provisions for accounts receivable allowances of $0.1 million, changes in fair value of warrant liabilities of $0.9 million, and other non-cash charges of $0.1 million. The main drivers of the cash outflows were derived from the changes in operating assets and liabilities were related to an increase to accounts receivable of $0.3 million, an increase in prepaid expenses and other assets of $0.5 million, a decrease in accounts payable of $0.9 million, a decrease in accrued expenses and other current liabilities of $3.6 million, decrease in accrued compensation and benefits of $0.3 million, and decrease in operating lease liabilities of $0.9 million.
Investing Activities
Cash used in investing activities was $1.7 million for the three months ended March 31, 2022, which consisted primary of capitalized internal-use software of $1.7 million.
Cash used in investing activities was $0.1 million for the three months ended March 31, 2021, which consisted of cash paid for capitalized internal-use software of $0.1 million.
Financing Activities
Cash provided by financing activities was $159.6 million for three months ended March 31, 2022, which consisted primarily of proceeds from the Business Combination of $7.9 million, proceeds from the PIPE and A&R FPA investors of $208.0 million, and proceeds from exercise of options of $0.1 million, offset by payments for offering costs of $56.4 million.
Cash used by financing activities was $2.4 million for the three months ended March 31, 2021, which consisted primarily of repayment of notes payable in amount of $2.9 million partially offset by proceeds from exercise of options, including proceeds from repayment of promissory notes of $0.4 million.
Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2022, and the years in which these obligations are due (in thousands):

	Total	Remainder of 2022	2022-2024	2025-2026	Thereafter
Operating lease obligations(1)	$9,795	$4,436	$4,966	$393	$—
Non-cancelable purchase obligations(2)	8,606	1,213	2,677	3,653	1,063
Total contractual obligations	$18,401	$5,649	$7,643	$4,046	$1,063

In addition effective March 21, 2022, the Company entered into a D&O insurance policy with an annual premium totaling $5,782, which was fully paid in April 2022.
__________
(1)Our lease portfolio primarily includes leased office space, all of which are accounted for as operating leases. Total payments listed represent total minimum future lease payments.
(2)In the normal course of business, we entered into non-cancelable purchase commitments with various parties mainly for liability insurance and software products and services.

Off-Balance Sheet Arrangements
Refer to Note 9, "Off Balance Sheet Items", to our unaudited condensed consolidated financial statements included elsewhere in this Report.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our audited annual consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors and various other assumptions that we believe are necessary to consider forming a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses and the disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our audited annual consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our unaudited condensed consolidated financial statements.
On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions. The most significant judgments, estimates and assumptions relate to the critical accounting policies, as discussed in more detail below.
There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Current Report on Form 8-K dated March 25, 2022, which was filed with the SEC.
Revenue Recognition
We generate revenue from fees charged for the trading of private placements on our marketplace platform, and fees for account and asset management provided to customers. We disaggregate revenue by service type, as we believe that this level of disaggregation best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are impacted by economic factors. We recognize revenue pursuant to ASC 606, Revenue from Contracts with Customers. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for services. To achieve the core principle of this standard, we applied the following five steps:
1.Identification of the contract, or contracts, with the customer;
2.Identification of the performance obligations in the contract;
3.Determination of the transaction price;

4.Allocation of the transaction price to the performance obligations in the contract; and
5.Recognition of the revenue when, or as, a performance obligation is satisfied.
Revenue from Contracts with Customers
We enter into contracts with customers that can include various services, which are generally capable of being distinct and accounted for as separate performance obligations. When applicable, allocation of the transaction fees to the performance obligations or to the distinct goods or services that form part of a single performance obligation will depend on the individual facts and circumstances of the contract.
All of our revenues are from contracts with customers. We are the principal in these contracts, with the exception of sub-account fees, in which case we act as the agent and record revenue from fees earned related to cash balances in customers’ custodial accounts. Refer to the section titled “Revenue Recognition and Transaction-Based Expenses” in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Report.
Share-Based Compensation
We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors and non-employees based on the grant date fair value of the awards. Prior to the Business Combination, the fair value of employee and non-employee stock options was determined on the grant date using the Black-Scholes option pricing model using various inputs, including the fair value of the underlying common stock, the expected term of the stock-based award, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of common stock. The assumptions used to determine the fair value of the stock-based awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.
We recognize stock-based compensation cost on a straight-line basis over the requisite service period of the awards, which generally is the option vesting term. Forfeitures are accounted for as they occur.
Changes in the following assumptions can materially affect the estimate of fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.
•Fair Value of Common Stock. Prior to the Business Combination, given the absence of a public trading market, our board of directors, with the input of management, considered numerous objective and subjective factors to determine the fair value of common stock at each meeting in which awards are approved. Following the Business Combination, fair value of common stock is determined by reference to the closing price of our common stock on NYSE.
•Expected Term. Expected term represents the period that options are expected to be outstanding. We determine the expected term using the simplified method based on the option’s vesting term and contractual obligations.
•Expected Volatility. The volatility is derived from the average historical stock volatilities of a peer group of public companies that we consider to be comparable to our business over a period equivalent to the expected term of the share-based grants.
•Risk-Free Interest Rate. We derive the risk-free interest rate assumption from the U.S. Treasury’s rates for the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued.

•Dividend Yield. We base the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. Consequently, the expected dividend yield used is zero.
During the three months ended March 31, 2022, there were no new option grants. The Black-Scholes assumptions used in evaluating our awards during the three months ended March 31, 2021 were as follows:

Fair value of common stock	$0.90
Expected term (years)	5.8 – 6.1
Expected volatility	40.9% – 41.1%
Risk-free interest	1.0% – 1.1%
Expected dividend yield	0.0%
The variables used in these models are reviewed on each grant date and adjusted, as needed. As we continue to accumulate additional data related to our common stock valuations and assumptions used in the Black-Scholes model, we may refine our estimates of these variables, which could materially affect our future stock-based compensation expense.
These estimates involved in calculating the fair value of our stock options involve inherent uncertainties and the application of significant judgment. We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimation process, which could materially impact our future stock-based compensation expense. As a measure of sensitivity, for every 10% increase in the estimated fair value of our stock options over management’s estimates at the grant dates of stock options, share-based compensation expense recognized for the three months ended March 31, 2022 would have increased by $0.8 million and share-based compensation expense recognized for the fiscal year ended March 31, 2021 would have increased by $0.1 million.
In addition, we have issued performance-based stock options that vest based upon continued service through the vesting term and achievement of certain market conditions established by the board of directors for a predetermined period. We measure stock-based compensation expense for performance-based stock options containing market conditions based on the estimated grant date fair value determined using the Monte Carlo valuation model. We recognize compensation expense for such awards over the requisite service period using the accelerated attribution method when it becomes probable that the performance condition will be satisfied. For the three months ended March 31, 2022 we recognized $4.6 million of stock based compensation expense related to performance-based stock options.
Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board; and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
We will remain an EGC under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the closing of the Business Combination, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Recent Accounting Pronouncements
See the section titled “Summary of Significant Accounting Policies” in Note 2 of the notes to our unaudited condensed consolidated financial statements included in this Report for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
Our exposure to changes in interest rates relates to interest earned on our cash and cash equivalents and interest incurred in relation to our debts. In addition, changes in interest rates could drive a significant impact to our custodial administration fees. If the Federal Reserve lowers interest rates, our customers receive reduced interest payments on their un-invested cash balances, which in turn limits the portion of sub-account fees we collect in exchange for facilitating the acquisition of FDIC insurance on behalf of the customer.
We use a net interest sensitivity analysis to evaluate the effect that changes in interest rates might have on our revenue. The analysis assumes that the asset and liability structure of our consolidated balance sheet would not be changed as a result of a simulated change in interest rates. The results of the analysis based on our financial position for the three months March 31, 2022 and 2021, indicate that a hypothetical 50 basis point increase or decrease in interest rates would have impacted our custodial administration fee revenues by $0.5 million and $0.5 million, respectively.
Our measurement of interest rate risk involves assumptions that are inherently uncertain and, as a result, cannot precisely estimate the impact of changes in interest rates on net interest revenues. Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix.
Foreign Exchange Rate Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, substantially all of our revenue and expenses are denominated in U.S. dollars.
Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical or current consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international activities grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Report and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On January 7, 2022, Erika McKiernan, in her capacity as Stockholder Representative for the former stockholders of SharesPost, filed a lawsuit against Forge in the Court of Chancery of the State of Delaware, asserting claims in connection with the Agreement and Plan of Merger, dated as of May 10, 2020, by and among Forge, SharesPost, Thanksgiving Merger Sub, Inc., and Erika McKiernan as the Stockholder Representative, as amended on November 6, 2020 (the “SharesPost Merger Agreement”). In general, the complaint asserts breaches of the SharesPost Merger Agreement and seeks declaratory judgments establishing those breaches. The complaint includes but is not limited to the following material allegations: (i) Forge breached the SharesPost Merger Agreement by failing to issue and deliver the warrants contemplated therein (the “Buyer Warrants”) in a form that Stockholder Representative claims that the parties agreed, but which is not the form reflected in the SharesPost Merger Agreement; (ii) Forge should be compelled to issue and deliver the Buyer Warrants in the form Stockholder Representative claims the parties agreed; (iii) Forge’s alleged breaches of the SharesPost Merger Agreement have caused Stockholder Representative and the former stockholders of SharesPost to suffer losses which Forge must indemnify under the terms of the SharesPost Merger Agreement, and that Forge has further breached the SharesPost Merger Agreement by failing to do so; and (iv) the losses that Stockholder Representative and other indemnified parties have suffered and will suffer as a result of Forge’s alleged breaches are indemnifiable under the SharesPost Merger Agreement. At this juncture we do not believe this action will have a material adverse impact on our operations or financial position. We believe the allegations set forth in this action are without merit and we intend to defend vigorously against the lawsuit.

We are also the subject of various actions, inquiries, investigations, and proceedings by regulatory and other governmental agencies. We intend to cooperate fully with such investigations. We are not presently a party to any other legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 1A. Risk Factors

In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties, some of which have occurred and any of which may occur in the future, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition, results of operations and cash flows. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements as a result of various factors, including, but not limited to, those discussed in the sections of this Report titled “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Business

We have a history of losses and may not achieve or maintain profitability in the future.

Our net loss was $64.4 million and net income was $0.9 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $286.0 million. We may continue to incur net losses in the future. We will need to generate and sustain significant revenue for our business generally in future periods in order to achieve and maintain profitability. We also expect general and administrative expenses to increase to meet the increased compliance and other requirements associated with operating as a public company and evolving regulatory requirements.

Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. We may continue to incur losses, and we may not achieve or maintain future profitability due to a number of reasons, including the risks described in this Report, unforeseen expenses, difficulties, complications and delays, and other unknown events. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from expanding our operations, this could make it difficult for you to evaluate our current business and our future prospects and have a material adverse effect on our business, financial condition and results of operations.

We face intense and increasing competition and, if we do not compete effectively, our competitive positioning and our operating results will be harmed. Some of our current and potential competitors have longer operating histories, particularly with respect to our financial services business, significantly greater financial, technical, marketing and other resources and a larger customer base than we do.

We expect our competition to continue to increase. In addition to established enterprises and global banks, we may also face competition from early-stage companies attempting to capitalize on the same, or similar, opportunities as we are. Some of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources and a larger customer base than we do. Any of these advantages would allow competitors to potentially offer more competitive pricing or other terms or features, a broader range of investment and financial products, or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in customer preferences, among other items. Our existing or future competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services, which could attract new customers away from our services and reduce our market share in the future. Additionally, when new competitors seek to enter our markets, or when existing market participants seek to increase their market share, these competitors sometimes undercut, or otherwise exert pressure on, the pricing terms prevalent in that market, which could adversely affect our revenues, market share or ability to capitalize on new market opportunities.

Our customers may encounter difficulties with investing through our platform, and face risks including those related to a lack of information available about private companies, liquidity concerns and potential transfer or sale restrictions with respect to securities offered on our platform.

Institutions and individual investors face significant risk when buying securities on our market, which may make our product offerings generally less attractive. These risks include the following:

•private companies may exercise their right of first refusal over the securities or otherwise prohibit the transfer of the securities, and therefore certain securities on our platform may not be available to certain investors;

•private companies are not required to make periodic public filings, and therefore certain capitalization, operational and financial information may not be available for evaluation;

•an investment may only be appropriate for investors with a long-term investment horizon and a capacity to absorb a loss of some or all of their investment;

•the securities, when purchased, are generally highly illiquid, are often subject to further transfer restrictions, and no public market exists for such securities;

•post-IPO transfer restrictions, including lock-up restrictions, may ultimately limit the ability to sell the securities on the open market; and

•transactions may fail to settle, which could harm our reputation.

We have been or are involved in, and may in the future become involved in, disputes or litigation matters between customers with respect to failed transactions on our platform (such as in the event of delayed delivery or a failure to deliver securities).

We have been or are involved in, and may in the future become involved in, disputes and litigation matters between customers with respect to transactions on our platform. The high notional value of transactions on our platform makes us a target for clients to engage in lawsuits between one another and/or with us. There is a risk that clients may increasingly look to us to make them whole for delayed and/or broken trades. Customers may litigate over a failure of sellers to deliver securities or over the untimely deliveries of securities. Any litigation to which we are a party could be expensive and time consuming, regardless of the ultimate outcome, and the potential costs and risks of such litigation may incentivize us to settle.

Additionally, we may agree to forego commissions in a failed settlement situation even if we are not at fault or do not have an obligation to do so for customer relations or other reasons. If we reduce or forego commissions on behalf of clients, it would lead to a reduction in profits.

There is no assurance that our revenue and business models will be successful.

The majority of our revenue is derived from commissions earned on securities-based transactions, or placement fees. We maintain a comprehensive trading platform which generates revenue through our Forge Markets offering by volume-based fees sourced from institutions, individual investors and shareholders. We also generate revenues through our Forge Trust offering with account fees, cash management fees and partnership fees through custodial offerings, or Custodial Management Fees for all Forge customers and also recently through our Forge Data and Forge Company Solutions services.

With respect to placement fees, a decline in the price of securities transactions brokered by us, or a decline in the financial markets generally, or a decline in fee rates could negatively impact our revenue and overall financial position. Additionally, if we fail to acquire and retain new institutions, individual investors and shareholders, or fail to do so in a cost-effective manner, we may be unable to increase revenue and achieve profitability for our Forge Markets and Forge Trust offerings.

Additionally, our Forge Data and Forge Company Solutions offerings are nascent and unproven. These offerings may not gain market acceptance or prove to be profitable. While some of our issuer customers may prefer that we not publish the transaction prices for transactions in their securities, which could impact our Forge Data services and Forge Markets offerings, we maintain that such prices are, by definition, information belonging to us. We negotiate exceptions to this policy on a case-by-case basis, and such exceptions have historically been very limited.

We are continually refining our revenue and business model, which is premised on creating a virtuous cycle for our clients to engage in more products across our platform. We promote our Forge Data services and Forge Company Solutions product offerings to the institutions, individual investors and shareholders who initially partake in our markets offering. There is no assurance that these efforts will be successful or that we will generate revenues commensurate with our efforts and expectations, or become profitable. We may be forced to make significant changes to our revenue and business model to compete with our competitors’ offerings, and even if such changes are undertaken, there is no guarantee that they will be successful. Additionally, we will likely be required to hire, train and integrate qualified personnel to meet and further our business objectives, and our ability to successfully do so is uncertain.

If we are unable to develop new solutions or adapt to technological changes, our revenue may not grow as expected.

We operate in a dynamic industry characterized by rapidly evolving technology, frequent product introductions, and competition based on pricing and other differentiators. Our scalability could be contingent on us successfully building a mobile app for our services, which may be expensive and time consuming, and the success of which is not guaranteed. In addition, we may increasingly rely on technological innovation as we introduce new types of products, expand our current products into new markets, and continue to streamline our platform. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior experience, demand for our products may decrease and our growth and operations may be harmed.

Our projections and key performance metrics are subject to significant risks, assumptions, estimates, judgments and uncertainties. As a result, our financial and operating results may differ materially from our expectations.

We operate in a competitive industry, and our projections and calculations of key operating metrics are subject to the risks and assumptions made by management with respect to our industry. Operating results are difficult to forecast because they generally depend on a number of factors, including the competition we face, as well as our ability to attract and retain customers while generating sustained revenues through our services. We may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. Any of these factors could cause our operating results in a given quarter to be higher or lower than expected, which makes creating accurate forecasts and budgets challenging. As a result, we may fall materially short of our forecasts and expectations, including with respect to our key operating metrics, which could cause our stock price to decline and investors to lose confidence in us and our business, financial condition, and results of operations could be materially and adversely affected.

Our estimates regarding the size of our addressable market may prove to be inaccurate.

It may be difficult to accurately estimate the size of the private markets and predict with certainty the rate at which the market for our products will grow, if at all. If there is a trend away from late stage private companies allowing secondary trading, either influenced by our business or otherwise, this would tend to reduce the addressable market available to capture revenue for Forge Markets.

While our market size estimates are made in good faith and are based on assumptions and estimates we believe to be reasonable, these estimates may not be accurate. If our estimates of the size of our addressable market are not accurate, our potential for future growth may be less than we currently anticipate, which could have a material adverse effect on our business, financial condition, and results of operations.

If we fail to effectively manage any future growth, our business, operating results, and financial condition could be adversely affected.

We have and expect to continue to experience significant growth, particularly following the SharesPost acquisition, and intend to continue to significantly expand our operations, including our employee headcount. This growth has placed, and will continue to place, significant demands on our management and operational and financial infrastructure.

In addition, we are required to continuously develop and adapt our systems and infrastructure in response to the increasing sophistication of the financial services market, evolving fraud and information security landscape, and regulatory developments relating to existing and projected business activities. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system apt to address such growth, and will require us to incur significant additional expenses, expand our workforce and commit additional senior management and operational resources.

To manage our growth effectively, we must continue to improve our operational, financial, and management systems and controls by, among other things:

•effectively attracting, training, integrating, and retaining a large number of new employees;

•further improving our key business systems, processes, and information technology infrastructure, including our and third-party services, to support our business needs;

•enhancing our information, training, and communication systems to ensure that our employees are well-coordinated and can effectively communicate with each other and our customers; and

•improving our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results.

If we fail to manage our expansion, implement improvements, or maintain effective internal controls and procedures, our costs and expenses may increase more than we plan and we may lose the ability to develop new solutions, satisfy our customers, respond to competitive pressures, or otherwise execute our business plan. If we are unable to manage our growth, our business, financial condition, and results of operations could be materially and adversely affected.

We may require additional capital to satisfy our liquidity needs and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, and may be delayed or prohibited by applicable regulations.

Maintaining adequate liquidity is crucial to our securities brokerage business operations, including key functions such as transaction settlement and custody requirements. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external equity financing. Increases in the number of customers, fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, may affect our ability to meet our liquidity needs. Our broker-dealer subsidiary, Forge Securities, LLC (“Forge Securities”), is subject to Rule 15c3-1 under the Exchange Act, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, and Forge Securities is subject to Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain certain liquidity reserves. Additionally, our trust company subsidiary, Forge Trust, is subject to minimum capital requirements of the State of South Dakota, in which it is chartered.

A reduction in our liquidity position could reduce our customers’ confidence in us, which could result in the withdrawal of customer assets and loss of customers, or could cause us to fail to satisfy broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties or other sanctions, including suspension or expulsion by the SEC, FINRA or other self-regulatory organizations or state regulators, and could ultimately lead to the liquidation of our broker-dealers or other regulated entities.

In addition to requiring liquidity for our securities brokerage business and our other regulated businesses, we may also require additional capital to continue to support the growth of our business and respond to competitive challenges, including the need to promote our products and services, develop new products and services, enhance our existing products, services and operating infrastructure, and acquire and invest in complementary companies, businesses and technologies.

When available cash is not sufficient for our liquidity and growth needs, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all, and our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition and results of operations. If additional funds are raised through the issuance of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new shares we issue in connection therewith could have rights, preferences and privileges superior to those of our current stockholders. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue future business opportunities.

We have in the past consummated and, from time to time we may evaluate and potentially consummate, acquisitions, which could require significant management attention, result in additional dilution to our stockholders, increase expenses and disrupt our business and adversely affect our financial results.

Our success will depend, in part, on our ability to expand our business. In some circumstances, we may determine to do so through the acquisition of complementary assets, businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete or integrate acquisitions. The risks we face in connection with acquisitions include:

•diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•coordination of technology, product development, risk management and sales and marketing functions;

•retention of employees from the acquired company, and retention of our employees who were attracted to us because of our smaller size or for other reasons;

•cultural challenges associated with integrating employees from the acquired company into our organization;

•integration of the acquired company’s accounting, management information, human resources and other administrative systems;

•the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, information security safeguards, procedures and policies;

•potential write-offs or impairments of intangible assets or other assets acquired in the acquisition;

•liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;

•litigation or other claims in connection with the acquired company, including claims from terminated employees, subscribers, former shareholders or other third parties; and

•geographic expansion that may expose our business to known and unknown regulatory compliance risks including elevated risk factors for tax compliance, money laundering controls, and supervisory controls oversight.

Our failure to address these risks or other problems encountered in connection with our acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business, generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, regulatory obligations to further capitalize our business, and goodwill and intangible asset impairments, any of which could harm our financial condition and negatively impact our shareholders. To the extent we pay the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. In addition, to the extent we issue equity securities to pay for any such acquisitions or investments, any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business may be adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led and is likely to continue to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. The events have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia and Belarus, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S. denominated banknotes to Russia or persons located there. Additional potential sanctions and penalties have also been proposed and/or threatened. While the situation is still evolving, and the outcomes remain highly uncertain, there is a risk that, in addition to having a negative impact on the global economy and capital markets, such events could have an unfavorable impact on the behavior of our customers, including changes in their investment preferences.

The long-term impact of the COVID-19 pandemic on our business, financial condition and results of operations is uncertain.

The COVID-19 pandemic and the various measures instituted by governments and businesses to mitigate its spread, including travel restrictions, stay-at-home orders and quarantine restrictions, has had and is likely to continue to have an adverse impact on our customers, employees and business partners, and may continue to disrupt our operations. The COVID-19 pandemic has resulted, in part, in inefficiencies or delays in our business, operational challenges, additional costs related to business continuity initiatives as our workforce has transitioned to remote working and increased vulnerability to cybersecurity attacks or other privacy or data security incidents. The extent of the impact of COVID-19 on our business, financial condition and results of operations will depend largely on future developments, including the duration of the pandemic, the severity of renewed outbreaks, actions taken to contain COVID-19 or address its impact, the ability to reintegrate our workforce or of our workforce to adapt to the long-term distributed workforce model (with some employees part- or full-time remote, and others not) we expect to adopt, the impact on capital and financial markets and the global economy in general, and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. In addition, we may not be able to maintain the customer base we gained, or the rate of growth in our customer base that we experienced, throughout the COVID-19 pandemic. A sustained or prolonged COVID-19 pandemic or a resurgence, such as an outbreak of a new variant, could exacerbate the factors described above and intensify the impact on our business, financial condition and results of operations.

If we fail to attract new customers, or fail to do so in a cost-effective manner, our business may be harmed.

Our continued business and revenue growth is dependent on our ability to attract new customers, retain existing customers increase the amount that our customers use our products, and we cannot be sure that we will be successful in these efforts. As we expand our business operations and enter new markets, new challenges in attracting and retaining customers will arise that we may not successfully address. Our success, and our ability to increase revenues and operate profitably, depends in part on our ability to cost-effectively acquire new customers, to retain existing customers and to keep existing customers engaged so that they continue to use our products and services.

Our business depends on our trusted brand, and failure to maintain and protect our brand, or any damage to our reputation, or the reputation of our partners, could adversely affect our business, financial condition or results of operations.

We believe we are developing a trusted brand that has contributed to the success of our business. We believe that maintaining and promoting our brand in a cost-effective manner is critical to achieving widespread acceptance of our products and services and expanding our base of customers. Maintaining, promoting and positioning our brand and reputation will depend on our ability to continue to provide useful, reliable, secure, and innovative products and services; to maintain trust and remain a financial services leader; and to provide a consistent, high-quality customer experience.

We may introduce, or make changes to, features, products, services, privacy practices, or terms of service that customers do not like, which may materially and adversely affect our brand. Our brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business could be materially and adversely harmed.

Harm to our brand can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality, inadequate protection or misuse of personally identifiable information, compliance failures and claims, regulatory inquiries and enforcement, rumors, litigation and other claims, misconduct by our partners, employees or other counterparties, and actual or perceived failure to adequately address the environmental, social, and governance expectations of our various stakeholders, any of which could lead to a tarnished reputation and loss of customers. We may in the future be the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our brand and deter customers from adopting our services. Any negative publicity about our industry or our company, the quality and reliability of our products and services, our compliance and risk management processes, changes to our products and services, our privacy, data protection, and information security practices, litigation, regulatory licensing and infrastructure, and the experience of our customers with our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain a strong and trusted brand, our business, financial condition, and results of operations could be materially and adversely affected.

We conduct our brokerage and other business operations through subsidiaries and may in the future rely on dividends from our subsidiaries for a substantial amount of our cash flows.

We may in the future depend on dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including any debt obligations we may incur. Regulatory and other legal restrictions may limit our ability to transfer funds to or from certain subsidiaries, including Forge Securities. In addition, certain of our subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations, including any debt obligations we may incur and otherwise conduct our business by, among other things, reducing our liquidity in the form of corporate cash. In addition to negatively affecting our business, a significant decrease in our liquidity could also reduce investor confidence in us. Certain rules and regulations of the SEC and FINRA may limit the extent to which our broker-dealer subsidiary may distribute capital to us. For example, under SEC rules applicable to Forge Securities, a dividend in excess of 30% of a member firm’s excess net capital may not be paid without Forge Securities providing prior written notice. Compliance with these rules may impede our ability to receive dividends, distributions and other payments from Forge Securities.

Fluctuations in interest rates could impact our business.

Fluctuations in interest rates may adversely impact our customers’ general spending levels and risk appetite and ability and willingness to invest through our platform. Additionally, some of our services, such as our Forge Trust services, are affected by interest rate changes. Low interest rates directly reduce our ability to earn cash administration fees from our Forge Trust services, which would adversely affect our business, financial condition, results of operations, cash flows and future prospects.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Our business and reputation may be harmed by changes in business, economic or political conditions that impact global financial markets, or by a systemic market event.

As a financial services company, our business, results of operations and reputation are directly affected by elements beyond our control, such as economic and political conditions, changes in the volatility in financial markets (including volatility as a result of the COVID-19 pandemic), significant increases in the volatility or trading volume of particular securities, broad trends in business and finance, changes in volume of securities trading generally, changes in the markets in which such transactions occur and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions can remain uncertain. A prolonged weakness in equity markets, such as a slowdown causing reduction in trading volume in securities, derivatives or cryptocurrency markets, may result in reduced revenues and would have an adverse effect on our business, financial condition and results of operations. Significant downturns in the securities markets or in general economic and political conditions may also cause individuals to be reluctant to make their own investment decisions and thus decrease the demand for our products and services and could also result in our customers reducing their engagement with our platform. Conversely, significant upturns in the securities markets or in general economic and political conditions may cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could have an adverse effect on our business, financial condition and results of operations.

In addition, some market participants could be overleveraged. In case of sudden, large price movements, such market participants may not be able to meet their obligations to their respective brokers who, in turn, may not be able to meet their obligations to their counterparties. As a result, the financial system or a portion thereof could suffer, and the impact of such an event could have an adverse effect on our business, financial condition and results of operations.

In addition, a prolonged weakness in the U.S. equity markets or a general economic downturn could cause our customers to incur losses, which in turn could cause our brand and reputation to suffer. If our reputation is harmed, the willingness of our existing customers, and potential new customers, to do business with us could be negatively impacted, which would adversely affect our business, financial condition and results of operations.

We are also monitoring developments related to the U.K. formally leaving the European Union (“EU”) on January 31, 2020 (“Brexit”) following the end of the transition period on December 31, 2020. While the EU and the U.K. agreed to the EU-UK Trade and Cooperation Agreement, which took effect on January 1, 2021, to establish some of the key aspects of the U.K. and EU post-Brexit relationship, it is incomplete, and the full effects of Brexit are uncertain. Brexit and the EU-U.K. Trade and Cooperation Agreement could have implications for our U.K. subsidiary and could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws, regulations and licensing requirements for any operations we conduct or may conduct in the U.K. or EU in the future as the U.K. determines which EU laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations and financial results.

Any failure by us to maintain effective internal controls over financial reporting could have an adverse effect on our business, financial condition and results of operations.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to develop and refine our internal control over financial reporting. Some members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies, and we have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. We have limited experience with implementing the systems and controls that are necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of our internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures or internal control over financial reporting could also cause investors to lose confidence in the accuracy and completeness of our reported financial and other information, which would likely have a negative effect on the trading price of our shares. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of (1) our second Annual Report on Form 10-K or (2) the Annual Report on Form 10-K for the first year we no longer qualify as an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our shares. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. These events could have a material and adverse effect on our business, results of operations, financial condition and prospects.

If our goodwill, or other intangible assets, or fixed assets become impaired, we may be required to record a charge to our earnings.

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of March 31, 2022, we had recorded a total of approximately $ million of goodwill and other intangible assets. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact on our operating results or financial condition.

Regulatory, Tax and Legal Risks

Our business is subject to extensive laws and regulations promulgated by U.S. state, U.S. federal and non-U.S. laws, including those applicable to broker dealers, investment advisers and alternative trading systems, including regulation by the SEC and FINRA in the jurisdictions in which we operate. Compliance with laws and regulations require significant expense and devotion of resources, which may adversely affect our ability to operate profitably.

We offer investment management services through Forge Global Advisors, an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), which is subject to regulation by the SEC. Forge Securities is an affiliated registered broker-dealer and FINRA member.

Investment advisers are subject to the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions, which apply to our relationships with the funds we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our customers, fund investors and our investments, including for example restrictions on transactions with our affiliates. Our investment adviser is subject to periodic SEC examinations. Our investment adviser is also subject to other requirements under the Advisers Act and related regulations primarily intended to benefit advisory customers. These additional requirements relate to matters including maintaining effective and comprehensive compliance programs, record-keeping and reporting and disclosure requirements. The Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing customers or fail to gain new customers.

Our subsidiary, Forge Securities, is a registered broker-dealer and FINRA member and operates an alternative trading system which files reports with the SEC. The securities industry is highly regulated, including under federal, state and other applicable laws, rules, and regulations, and we may be adversely affected by regulatory changes related to suitability of financial products, supervision, sales practices, advertising, private placements, application of fiduciary standards, best execution, and market structure, any of which could limit our business and damage our reputation. FINRA has adopted extensive regulatory requirements relating to sales practices, advertising, registration of personnel, compliance and supervision, and compensation and disclosure, to which Forge Securities and its personnel are subject. FINRA and the SEC also have the authority to conduct periodic examinations of Forge Securities, and may also conduct administrative proceedings. Additionally, material expansions of the business in which Forge Securities engages are subject to approval by FINRA. This could delay, or even prevent, the firm’s ability to expand its securities and brokerage offerings in the future.

We are subject to extensive, complex and evolving laws, rules and regulations, which are subject to change and which are interpreted and enforced by various federal, state and local government authorities and self-regulatory organizations. The ultimate impact of these laws and regulations remains uncertain, but may adversely affect our ability to operate profitably.

We are subject to various federal, state and local regulatory regimes. The principal policy objectives of these regulatory regimes are to protect borrowers, investors, and other financial services customers and to prevent fraud, money laundering, and terrorist financing. Laws and regulations, among other things, impose licensing and qualifications requirements; require various disclosures and consents; mandate or prohibit certain terms and conditions for various financial products; prohibit discrimination based on certain prohibited bases; prohibit unfair, deceptive, or abusive acts or practices; require us to submit to examinations by federal, state and local regulatory regimes; and require us to maintain various policies, procedures and internal controls, including in some cases, internal information barriers. There is a risk that our affiliated entities will not maintain proper information barriers if we fail to develop and enforce appropriate policies and procedures regarding information barriers between entities. The introduction of new laws and regulations related to our businesses, and changes in the enforcement of existing laws and regulations, could have a negative impact on our results and ability to operate.

For example, recent news articles and statements from SEC commissioners have raised the possibility of additional transparency from large private companies. The reports indicate that the SEC will consider plans to require more private companies to routinely disclose information about their finances and operations. Currently, federal statute requires companies with more than 2,000 shareholders “of record” to register their securities with the SEC, but the SEC also allows an unlimited number of people to own shares in “street name” (through the same broker or investment vehicle) and count as one shareholder. The reports indicate that the SEC may decide to look through certain vehicles and count underlying investors as distinct shareholders.

Forge facilitates investments in certain issuers by way of SPVs. If the SPVs were to be “looked through” to their underlying investors, issuers may be less amenable to funding from SPVs, including those facilitated on the Forge platform. If new laws and regulations require certain private companies to publicly report, those companies may be incentivized to go public, which could decrease the number of issuers on our platform. On the other hand, if increased disclosure obligations do not drive impacted issuers to go public, the increased transparency could drive growth and interest in our platform.

As another example, Forge Trust, a South Dakota non-depository trust company and one of our wholly owned subsidiaries, is authorized to act as a custodian of self-directed individual retirement accounts. The United States Congress has recently proposed draft legislation that would significantly limit the types of investments and amounts that may be held in individual retirement accounts which, if enacted as proposed or substantially similar form, could negatively impact our current and future Forge Trust account holders and have an adverse effect on our Forge Trust custody business, which may in turn have an adverse effect on our consolidated financial condition and results of operations.

We are subject to overview by multiple regulators. Forge Trust is subject to periodic regulatory examinations and inspections by the South Dakota Division of Banking. Additionally, SharesPost Securities LLC, a California licensed lender and one of our wholly owned subsidiaries, is subject to periodic regulatory examinations and inspections by the California Division of Financial Protection and Innovation.

Monitoring and complying with all applicable laws, regulations and regulators can be difficult and costly. Failure to comply with any of these requirements may result in, among other things, enforcement action by governmental authorities, lawsuits, monetary damages, fines or monetary penalties, restitution or other payments to investors, modifications to business practices, revocation of required licenses or registrations, voiding of loan contracts and reputational harm, all of which could materially harm our results of operations.

The regulatory requirements to which we are subject result in substantial compliance costs, and our business would be adversely affected if any applicable authorities determine we are not in compliance with those requirements.

We must comply with state licensing requirements and varying compliance requirements in all the states in which we operate and the District of Columbia. In addition, we rely on certain exemptions from licensing requirements in other jurisdictions where we conduct business. Changes in licensing and registration laws may result in increased disclosure requirements, increased fees, or may impose other conditions to licensing or registrations that we or our personnel are unable to meet. In most states and jurisdictions in which we operate, a regulatory agency or agencies regulate and enforce laws relating to loan servicers, brokers, and originators, collection agencies, and money services businesses. We are subject to periodic examinations by state and other regulators in the jurisdictions in which we conduct business, which can result in increases in our administrative costs and refunds to borrowers of certain fees earned by us, and we may be required to pay substantial and material penalties imposed by those regulators due to compliance errors, including any failures to properly register for applicable licenses or registrations, or we may lose our license or our ability to do business in the jurisdiction otherwise may be impaired. Fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions.

We may not be able to acquire or maintain all requisite licenses, registrations and permits. If we change or expand our business activities, we may be required to obtain additional licenses before we can engage in those activities. When we apply for a new license, the applicable regulator may determine that we were required to do so at an earlier point in time, and as a result, may impose substantial and material penalties or refuse to issue the license, which could require us to modify or limit our activities in the relevant jurisdiction.

In addition, the jurisdictions that currently do not provide extensive regulation of our business may later choose to do so, and if such jurisdictions so act, we may not be able to obtain or acquire or maintain all requisite licenses, registrations and permits, which could require us to modify or limit our activities in the relevant jurisdictions. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

We have expanded and may continue to expand into international markets, which expose us to significant new risks, and our international expansion efforts may not be successful.

We operate and serve investors in foreign jurisdictions, and our business is subject to the laws and requirements of each jurisdiction in which we operate. Issuers, buyers and sellers from over sixty jurisdictions use our platform. The majority of our revenues are derived from transactions involving U.S. issuers. Our operations are located in the United States. We have a local branch office in Hong Kong. Our subsidiary, SharesPost Asia Pte Ltd., holds a Recognized Market Operator license with the Monetary Authority of Singapore; however, it currently does not engage in any business activities. There is risk that local regulators may determine we are not in compliance with applicable local laws and regulations. In such cases, we may be subject to material fines and penalties, and may need to materially modify, limit, or cease operations in that jurisdiction. In addition, if we change or expand our business activities, we may be required to obtain additional licenses or registrations before we can engage in those activities in each jurisdiction, which could cause us to incur substantial compliance costs. If we apply for a new license or registration, a regulator may determine that we were required to do so at an earlier point in time, and as a result, may impose penalties or refuse to issue the license, which could require us to materially modify, limit, or cease our activities in the relevant jurisdiction. We may be required to pay substantial penalties imposed by those regulators due to compliance errors, or we may lose our license or our ability to do business in the jurisdiction otherwise may be impaired. Fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions. This could be detrimental to our business, resulting in lost revenue, fines, or other adverse consequences. In addition, the jurisdictions that currently do not provide extensive regulation of our business may later choose to do so, and if such jurisdictions so act, we could incur substantial compliance costs and may not be able to obtain or maintain all requisite licenses and permits, which could require us to modify, limit, or cease our activities in the relevant jurisdiction or jurisdictions.

In addition to regulatory risks, there are significant risks and costs inherent in doing business in international markets, including:

•difficulty establishing and managing international operations and the increased operations, travel, infrastructure and legal and compliance costs associated with locations in different countries or regions;

•difficulties or delays in obtaining and/or maintaining the regulatory permissions, authorizations, licenses or consents that may be required to offer certain products in one or more international markets;

•difficulties in managing multiple regulatory relationships across different jurisdictions on complex legal and regulatory matters;

•difficulties in identifying and obtaining appropriate local foreign counsel in the jurisdictions in which we operate or plan to operate;

•if we were to engage in any merger or acquisition activity internationally, this is complex and would be new for us and subject to additional regulatory scrutiny;

•the need to vary products, pricing and margins to effectively compete in international markets;

•the need to adapt and localize products for specific countries, including obtaining rights to third-party intellectual property used in each country;

•increased competition from local providers of similar products and services;

•the challenge of positioning our products and services to meet a demand in the local market;

•the ability to obtain, maintain, protect, defend and enforce intellectual property rights abroad;

•the need to offer customer support and other aspects of our offering (including websites, articles, blog posts and customer support documentation) in various languages;

•compliance with anti-bribery laws and the potential for increased complexity due to the requirements on us as a group to follow multiple rule sets;

•complexity and other risks associated with current and future legal requirements in other countries, including laws, rules, regulations and other legal requirements related to cybersecurity and data privacy frameworks and labor and employment laws;

•the need to enter into new business partnerships with third-party service providers in order to provide products and services in the local market, which we may rely upon to be able to provide such products and services or to meet certain regulatory obligations;

•varying levels of internet technology adoption and infrastructure, and increased or varying network and hosting service provider costs and differences in technology service delivery in different countries;

•fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars;

•taxation of our international earnings and potentially adverse tax consequences due to requirements of or changes in the income and other tax laws of the United States or the international jurisdictions in which we operate; and

•political or social unrest or economic instability in a specific country or region in which we operate.

We have limited experience with international regulatory environments and market practices, and we may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. We also may fail to sufficiently adapt our offerings in terms of language, culture, issuer operations, shareholder behaviors, investor preferences or otherwise, which would limit or prevent our success in entering new markets.

We have in the past, and will continue to be, subject to inquiries, exams, investigations or enforcement matters, any of which could have an adverse effect on our business.

The financial services industry is subject to extensive regulation under federal, state, and applicable international laws. From time to time, we have been threatened with or named as a defendant in lawsuits, arbitrations and/or administrative claims involving securities, consumer financial services and other matters.

For example, in 2016, we became subject to a SEC Order (in the Matter of Equidate, Inc. and Equidate Holdings LLC, Release No. 10262) pursuant to Section 8A of the Securities Act and Section 21C of the Exchange Act (the “Order”). The Order required us to cease and desist from committing or causing any violations or future violations of Section 5(e) of the Securities Act and Section 6(l) of the Exchange Act and required us to pay civil money penalties in the amount of $80,000. Following a request by the Company, the SEC determined that we had made a showing of good cause under Rule 506(d)(2)(ii) of Regulation D and Rule 262(b)(2) of Regulation A and the SEC granted a waiver regarding any bad-actor disqualification by reason of the entry of the Order. Following the Order, we have completely ceased the transactions described in the Order that were found to be security-based swaps and have implemented new transaction contracts and fund structures.

We are also subject to periodic regulatory examinations and inspections. Compliance and trading problems or other deficiencies or weaknesses that are reported to regulators, such as the SEC, FINRA, the CFPB, or state regulators, by dissatisfied customers or others, or that are identified by regulators themselves, are investigated by such regulators, and may, if pursued, result in formal claims being filed against us by customers or disciplinary action being taken against us or our employees by regulators or enforcement agencies. To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us. We expect to continue to incur costs to comply with governmental regulations. Any such claims or disciplinary actions that are decided against us could have a material impact on our financial results.

Employee misconduct, including insider trading violations (given the nature of our business), can be difficult to detect and deter, and could harm our reputation and subject us to significant legal liability. We cannot ensure that all of our employees and agents will comply with our internal policies and procedures and applicable law, including anti-corruption, anti-bribery and similar laws. We may ultimately be held responsible for any such non-compliance.

We operate in an industry in which integrity and the confidence of our customers is of critical importance. We are subject to risks of errors and misconduct by our employees that could adversely affect our business, including:

•engaging in misrepresentation or fraudulent activities when marketing or performing brokerage and other services to our customers;

•improperly using or disclosing confidential information of our customers or other parties;

•concealing unauthorized or unsuccessful activities; or

•otherwise not complying with applicable laws and regulations or our internal policies or procedures, including those related to insider trading.

There have been numerous highly-publicized cases of fraud and other misconduct by financial services industry employees. The precautions that we take to detect and deter employee misconduct might not be effective. If any of our employees engage in illegal, improper, or suspicious activity or other misconduct, we could suffer serious harm to our reputation, financial condition, member relationships, and our ability to attract new customers. We also could become subject to regulatory sanctions and significant legal liability, which could cause serious harm to our financial condition, reputation, member relationships and prospects of attracting additional customers.

We may become subject to examinations, regulatory enforcement or litigation as a result of our failure to comply with applicable laws and regulations, even if noncompliance was inadvertent.

We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time.

Litigation, regulatory actions, and compliance issues could subject us to significant fines, penalties, judgments, remediation costs, negative publicity, changes to our business model, and requirements resulting in increased expenses.

Our business is subject to increased risks of litigation and regulatory actions as a result of a number of factors and from various sources, including as a result of the highly regulated nature of the financial services industry and the focus of state and federal enforcement agencies on the financial services industry.

From time to time, we are also involved in, or the subject of, reviews, requests for information, investigations and proceedings (both formal and informal) by state and federal governmental agencies and self-regulatory organizations, regarding our business activities and our qualifications to conduct our business in certain jurisdictions, which could subject us to significant fines, penalties, obligations to change our business practices and other requirements resulting in increased expenses and diminished earnings. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. Moreover, any settlement, or any consent order or adverse judgment in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same activities.

The current regulatory environment, increased regulatory compliance efforts and enhanced regulatory enforcement have resulted in significant operational and compliance costs and may prevent us from providing certain products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities.

Our enterprise risk management and regulatory compliance framework may not be fully effective in identifying or mitigating c risk exposures in evolving market and regulatory environments or against all types of risk.

As a financial services company operating in the securities industry, among others, our business model exposes us to various risks, including capital adequacy and liquidity risk, strategic risk, operational risk, information technology risk, cybersecurity risk, vendor/third party risk, financial risk, and reputational risk. Our enterprise risk management and compliance processes, policies, and procedures may not be fully effective in identifying or mitigating all exposures and particularly against emerging risks. We have devoted significant resources to develop our compliance and risk management policies and procedures and will continue to do so, but there can be no assurance these are sufficient or that we will not sustain unexpected losses, especially as our business is growing and evolving.

Our limited operating history, evolving business, and growth make it difficult to predict all of the risks and challenges we may encounter and the level of resources needed to address them, particularly when compared with more mature financial services companies. It also makes it difficult to predict completely the landscape of risks we will face as we introduce new products and services and expand into new jurisdictions. Insurance and other traditional risk mitigating tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency. Any perceived or actual breach of laws and regulations could also negatively impact our business, financial condition, and results of operations.

We are subject to stringent laws, rules, regulations, policies, industry standards and contractual obligations regarding data privacy and security and may be subject to additional related laws and regulations in jurisdictions into which we expand. Many of these laws and regulations are subject to change and reinterpretation and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data, including the Gramm-Leach-Bliley Act of 1999 (“GLBA”), Section 5(c) of the Federal Trade Commission Act and the CCPA. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations may require us to incur additional costs and restrict our business operations, and may require us to change how we use, collect, store, transfer or otherwise process certain types of personal data and to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder.

In the United States, federal law, such as the GLBA and its implementing regulations, restricts certain collection, processing, storage, use and disclosure of personal data, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal data through the issuance of data security standards or guidelines. The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection, use and other processing of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. There is also a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In addition, privacy advocates and industry groups have proposed and may propose new and different self-regulatory standards that either legally or contractually apply to us. If we fail to follow these security standards, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.

Numerous states have enacted or are in the process of enacting state-level data privacy laws and regulations governing the collection, use, and other processing of state residents’ personal data. For example, the CCPA, which took effect on January 1, 2020, established a new privacy framework for covered businesses such as ours, and may require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides new and enhanced data privacy rights to California residents, such as affording California residents the right to access and delete their information and to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their CCPA rights. The CCPA imposes severe civil penalties and statutory damages as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. However, it remains unclear how various provisions of the CCPA will be interpreted and enforced. In November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). Effective in most material respects starting on January 1, 2023, the CPRA will impose additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding the CCPA with additional data privacy compliance requirements that may impact our business. The CPRA also establishes a regulatory agency dedicated to enforcing the CCPA and the CPRA. The effects of the CPRA, the CCPA, other similar state or federal laws and other future changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, are significant and may require us to modify our data processing practices and policies and could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future or incur potential liability in an effort to comply with such legislation.

The CPRA and the CCPA may lead other states to pass comparable legislation, with potentially greater penalties and more rigorous compliance requirements relevant to our business. For example, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, data breaches and the protection of sensitive and personal information. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, as certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Compliance in the event of a widespread data breach may be costly.

The NYDFS also issued Cybersecurity Requirements for Financial Services Companies, which took effect in 2017, and which require banks, insurance companies and other financial services institutions regulated by the NYDFS, including Forge Securities, to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. The cybersecurity regulation adds specific requirements for these institutions’ cybersecurity compliance programs and imposes an obligation to conduct ongoing, comprehensive risk assessments. Further, on an annual basis, each institution is required to submit a certification of compliance with these requirements. We have in the past and may in the future be subject to investigations and examinations by the NYDFS regarding, among other things, our cybersecurity practices.

Additionally, we are subject to the General Data Protection Regulation (“GDPR”), which imposes additional obligations and risk upon our business, including substantial expenses and changes to business operations that are required to comply with the GDPR. Further, following the withdrawal of the U.K. from the E.U., we are required to comply separately with the GDPR as implemented in the U.K., which may lead to additional compliance costs and could increase our overall risk.

We make public statements about our use, collection, disclosure and other processing of personal data through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any failure or perceived failure by us or our third-party service providers to comply with our posted privacy policies or with any applicable federal, state or similar foreign laws, rules, regulations, industry standards, policies, certifications or orders relating to data privacy and security, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal data or other customer data, could result in significant awards, fines, civil and/or criminal penalties or judgments, proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition and results of operations.

We collect, store, share, disclose, transfer, use and otherwise process customer information and other data, including personal data, and an actual or perceived failure by us or our third-party service providers to protect such information and data or respect customers’ privacy could damage our reputation and brand, negatively affect our ability to retain customers and harm our business, financial condition, operating results, cash flows and prospects.

The operation of our platform involves the use, collection, storage, sharing, disclosure, transfer and other processing of customer information, including personal data, and security breaches and other security incidents could expose us to a risk of loss or exposure of this information, which could result in potential liability, investigations, regulatory fines, penalties for violation of applicable laws or regulations, litigation, and remediation costs, as well as reputational harm. Any or all of the issues above could adversely affect our ability to attract new customers and continue our relationship with existing customers, cause our customers to stop using our products and services, result in negative publicity or subject us to governmental, regulatory or third-party lawsuits, disputes, investigations, orders, regulatory fines, penalties for violation of applicable laws or regulations or other actions or liability, thereby harming our business, financial condition, operating results, cash flows, and prospects. Any accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data, including personal data, cybersecurity breach or other security incident that we, our customers or our third-party service providers experience or the perception that one has occurred or may occur, could harm our reputation, reduce the demand for our products and services and disrupt normal business operations. In addition, it may require us to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating, remediating or correcting the breach and any security vulnerabilities, defending against and resolving legal and regulatory claims, and preventing future security breaches and incidents, all of which could expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations or damages for contract breach, divert resources and the attention of our management and key personnel away from our business operations, and cause us to incur significant costs, any of which could materially adversely affect our business, financial condition, and results of operations.

We are subject to anti-money laundering and anti-terrorism financing laws and regulations, and failure to comply with these obligations could have significant adverse consequences for us, including subjecting us to criminal or civil liability and harm to our business.

Various laws and regulations in the United States and abroad, such as the Bank Secrecy Act, the Dodd-Frank Act, the USA PATRIOT Act, and the Credit Card Accountability Responsibility and Disclosure Act,

impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. Under these laws and regulations, financial institutions are broadly defined to include money services businesses such as money transmitters. In 2013, FinCEN issued guidance regarding the applicability of the Bank Secrecy Act to administrators and exchangers of convertible virtual currency, clarifying that they are money service businesses, and more specifically, money transmitters. The Bank Secrecy Act requires money services businesses (“MSBs”) to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records, among other requirements. State regulators may impose similar requirements on licensed money transmitters. In addition, our contracts with financial institution partners and other third parties may contractually require us to maintain an anti-money laundering program.

We are also subject to economic and trade sanctions programs administered by the Treasury Department’s Office of Foreign Assets Control, or OFAC, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, terrorists or terrorist organizations, and other sanctioned persons and entities. Our failure to comply with anti-money laundering, economic and trade sanctions regulations, and similar laws could subject us to substantial civil and criminal penalties, or result in the loss or restriction of our MSB or broker-dealer registrations and state licenses, or liability under our contracts with third parties, which may significantly affect our ability to conduct some aspects of our business. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government.

We are subject to anti-corruption, anti-bribery and similar laws, and non-compliance with such laws can subject us to significant adverse consequences, including criminal or civil liability and harm our business.

We are subject to the FCPA, U.S. domestic bribery laws and other U.S. and foreign anti-corruption laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. The failure to comply with any such laws could subject us to criminal or civil liability, cause us significant reputational harm and have an adverse effect on our business, financial condition and results of operations.

We may be unable to sufficiently obtain, maintain, protect, or enforce our intellectual property and other proprietary rights, any of which could reduce our competitiveness and harm our business and operating results.

Our ability to service our customers depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively, which would allow competitors to duplicate our business processes and know-how, and adversely affect our ability to compete with them. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful.

In addition, our market and platform may infringe upon claims of third-party intellectual property, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. The costs of defending any such claims or litigation could be significant and, if we are unsuccessful, could subject us to substantial liability, prevent us from using the relevant technology or providing related products or services, or result in a requirement that we pay significant damages or licensing fees. Furthermore, our technology may become obsolete, and there is no guarantee that we will be able to successfully develop, obtain or use new technologies to adapt our platform to stay competitive in the future. If we cannot protect our proprietary technology from intellectual property challenges, or if our platforms become obsolete, our business, financial condition, and results of operations could be adversely affected.

Accusations of infringement of third-party intellectual property rights could materially and adversely affect our business.
Our success depends upon our ability to refrain from infringing upon the intellectual property rights of others. Some companies, including some of our competitors, may own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. As we grow and enter new markets, we will face a growing number of competitors. As the number of competitors in our industry grows and the functionality of products in different industry segments overlaps, we expect that software and other solutions in our industry may be subject to such claims by third parties. Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. We cannot assure you that infringement claims will not be asserted against us in the future, or that, if asserted, any infringement claim will be successfully defended. A successful claim against us could require that we pay substantial damages, prevent us from offering our services, or require that we comply with other unfavorable terms. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Changes in tax law, differences in interpretation of tax laws and regulations, and proposed legislation that would impose taxes on certain financial transactions could have a material adverse effect on our business, financial condition and results of operations.

We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and non-U.S. governments. U.S. federal, state and local and non-U.S. tax laws and regulations are complex and subject to change (possibly with retroactive effect) and to varying interpretations. U.S. federal, state and local and non-U.S. tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have an adverse effect on our financial condition and results of operations. Further, future changes to U.S. federal, state and local and non-U.S. tax laws and regulations could increase our tax obligations in jurisdictions where we do business or require us to change the manner in which we conduct some aspects of our business.

Personnel and Business Continuity Risks

We rely on our management team and will require additional key personnel to grow our business, and the loss of key management members or key employees, or an inability to hire key personnel, could harm our business.

We believe our success has depended, and continues to depend, on the efforts and talents of our senior management, including our Chief Executive Officer Kelly Rodriques, who have significant experience in industries we operate, are responsible for our core competencies and would be difficult to replace. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.

We may not be able to secure adequate insurance to cover all known risks and our insurance policies may not be sufficient to cover all potential claims.

Our systems and operations, as well as those of the third parties on whom we rely to conduct certain key functions, are vulnerable to disruptions from natural disasters, power outages, computer and telecommunications failures, software bugs, cyber-attacks, computer viruses, malware, distributed denial of service attacks, spam attacks, phishing or other social engineering, ransomware, security breaches, credential stuffing, technological failure, human error, terrorism and other similar events. If our technology is disrupted, we may have to make significant investments to upgrade, repair or replace our technology infrastructure and may not be able to make such investments on a timely basis, if at all. While we have made significant investments designed to enhance the reliability and scalability of our operations, we cannot assure that we will be able to maintain, expand and upgrade our systems and infrastructure to meet future requirements and mitigate future risks on a timely basis. Disruptions in service and slower system response times could interrupt our business and result in substantial losses, decreased customer service and satisfaction, customer attrition, fines, litigation, and harm to our reputation. Our insurance coverage may be insufficient to protect us against all losses and costs stemming from operational and technological failures and we cannot be certain that such insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material and adverse effect on our business, financial condition and results of operations.

Information Technology and Data Risks

We depend on third parties for a wide array of services, systems and information technology applications, and a breach or violation of law by one of these third parties could disrupt our business or provide our competitors with an opportunity to enhance their position at our expense. Additionally, the loss of any of those service providers could materially and adversely affect our business, results of operations, and financial condition.

We rely on third-party service providers to perform various functions relating to operational functions, cloud infrastructure services and information technology.

We do not have control over the operations of any of the third-party service providers that we utilize. In the event that a third-party service provider for any reason fails to perform functions properly, including through negligence, willful misconduct or fraud, our ability to process billings and perform other operational functions for which we currently rely on such third-party service providers will suffer and our business, cash flows and future prospects may be negatively impacted.

Additionally, if one or more key third-party service providers were to cease to exist, or to terminate its relationship with us, there could be delays in our ability to process transactions and perform other operational functions for which we are currently relying on such third-party service providers for, and we may not be able to promptly replace such third-party service provider with a different third-party service provider that has the ability to promptly provide the same services in the same manner and on the same economic terms.

In many cases, we are reliant on a single third party to provide such services, and we may not be able to replace that provider on the same terms or at all. As a result of any such delay or inability to replace such key third-party service provider, our ability to process investments and perform other business functions could suffer and our business, financial condition and results of operations could be materially and adversely affected.

Because we rely on third parties to provide services, we could also be adversely impacted if they fail to fulfill their obligations or if our arrangements with them are terminated and suitable replacements cannot be found on commercially reasonable terms or at all.

Systems failures or disruptions, including events beyond our control, and resulting interruptions in the availability of our websites or services could harm our business and reputation.

Certain of our systems rely on older programming languages and are dependent upon hardware that may soon be in need of replacement. A breakdown or shutdown of our operating systems could cause a major disruption to the business, and our attempts to modernize our systems or implement new hardware or software may not be successful, and may otherwise be costly and time-consuming.

Our products and internal systems rely on software that is highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations or vulnerabilities in our systems, our business could be adversely affected.

Our products and internal systems rely on software, including software developed or maintained internally and by third parties, that is highly technical and complex. In addition, our platform and our internal systems depend on the ability of such software to collect, store, retrieve, transmit, manage and otherwise process immense amounts of data. The software on which we rely may contain errors, bugs or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after code has been released for external or internal-use. Errors, bugs, vulnerabilities, design defects or technical limitations within the software on which we rely may lead to negative customer experiences (including the communication of inaccurate information to customers), compromised ability of our products to perform in a manner consistent with customer expectations, delayed product introductions, compromised ability to protect the data (including personal data) of our customers and our intellectual property or an inability to provide some or all of our services. Such errors, bugs, vulnerabilities or defects could also be exploited by malicious actors and result in exposure of data of customers on our platform, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, bugs, vulnerabilities or defects in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of customers, loss of revenue, regulatory or governmental inquiries, civil litigation, or liability for damages, any of which could have an adverse effect on our business, financial condition and results of operations.

Cyber incidents or attacks directed at us and to our systems could result in unauthorized access, information theft, data corruption, operational disruption and/or financial and reputational loss, and we may not be able to insure against such risk.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Our platforms may make an attractive target for hacking and may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. It is possible that we may not be able to anticipate or to implement effective preventive measures against all security threats of these types, in which case there would be an increased risk of fraud or identity theft. Security incidents could occur from outside our company, and also from the actions of persons inside our company who may have authorized or unauthorized access to our technology systems. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Financial services providers like us, as well as our customers, colleagues, regulators, vendors and other third parties, have experienced a significant increase in fraudulent activity in recent years and will likely continue to be the target of increasingly sophisticated criminal activity in the future.

We develop and maintain systems and processes aimed at detecting and preventing fraudulent activity, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security and anti-fraud measures become more sophisticated. Despite our efforts, the possibility of fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices that are outside of our network and control environments. Risks associated with each of these include theft of funds and other monetary loss, the effects of which could be compounded if not detected quickly. Indeed, fraudulent activity may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. Additionally, if hackers were able to access our secure data, they might be able to gain access to the personal information of our customers. If we are unable to prevent such activity, we may be subject to significant liability, negative publicity and a material loss of customers, all of which may materially and adversely affect our business, financial condition and results of operations.

Fraudulent activity and other actual or perceived failures to maintain a product’s integrity and/or security has led to increased regulatory scrutiny and negative assessments of us.

Fraudulent activity and other related incidents related to the actual or perceived failures to maintain the integrity of our processes and controls could negatively affect us, including harming the market perception of the effectiveness of our security measures or harming the reputation of the financial system in general, which could result in reduced use of our products and services. Such events could also result in legislation and additional regulatory requirements. Although we maintain insurance, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate. Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.

Risks Related to Being a Public Company

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

As a public company, we will incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition and results of operations.

Our management team has limited experience managing a public company.

Our management has limited prior experience in managing a publicly traded company. As such, our management team may encounter difficulties in managing a public company and in complying with our reporting and other obligations under federal securities laws and other regulations and in connection with operating as a public company. Their lack of prior experience in dealing with the reporting and other obligations and laws pertaining to public companies could result in our management being required to devote significant time to these activities which may result in less time being devoted to the management and growth of Forge. In addition, we will be required to hire additional personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies. We may be required to incur significant expense in connection with these efforts.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our shareholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock and public warrants held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our shares less attractive if we choose to rely on these exemptions for the time period allowable. If some investors find our shares less attractive as a result of any choices to reduce disclosure, there may be a less active trading market for our shares and the price of our shares may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our common stock or public warrants less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock or public warrants and more stock price volatility.

Delaware law, our Certificate of Incorporation, and our Bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Delaware law, our Certificate of Incorporation, and our Bylaws, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares, and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our Certificate of Incorporation and our Bylaws (collectively, the "Governing Documents") include provisions regarding:

•providing for a classified board of directors with staggered, three-year terms;

•the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•the prohibition of cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•the limitation of the liability of, and the indemnification of, our directors and officers;

•the ability of our board of directors to amend our Bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our Bylaws to facilitate an unsolicited takeover attempt; and

•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board of directors or management.

The provisions of our Bylaws requiring exclusive forum in the Court of Chancery of the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our Bylaws provide that, to the fullest extent permitted by law, unless Forge consents in writing to an alternative forum, (a) the Delaware Court of Chancery (or, if such court does not have, or declines to accept, jurisdiction, another state court or a federal court located in Delaware) will be the exclusive forum for any complaint asserting any internal corporate claims, including claims in the right of Forge based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity, or as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery and (b) the federal district courts of the United States of America will be the exclusive forum for any complaint asserting a cause of action arising under the Securities Act. The choice of forum provision may limit the ability of our shareholders to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or other employees, and may discourage such lawsuits. There is uncertainty as to whether a court would enforce this provision. If a court ruled the choice of forum provision was inapplicable or unenforceable in an action, we may incur additional costs to resolve such action in other jurisdictions. The choice of forum provision is intended to apply to the fullest extent permitted by law to the above-specified types of actions and proceedings, including any derivative actions asserting claims under state law or the federal securities laws, and is intended to require, in each case, to the fullest extent permitted by law, that (i) any Securities Act claims be brought in the federal district courts of the United States in accordance with clause (b) of the choice of forum provision and (ii) suits brought to enforce any duty or liability created by the Exchange Act be brought in the United States District Court for the District of Delaware. The provision does not apply to any direct claims brought by our shareholders on their own behalf, or on behalf of any class of similarly situated shareholders, under the Exchange Act. Our shareholders will not be deemed, by operation of the choice of forum provision, to have waived our obligation to comply with all applicable federal securities laws and the rules and regulations thereunder.

An active, liquid trading market for our common stock may not be sustained, which may make it difficult to sell the shares of our common stock you purchase.

An active trading market for our common stock may not be sustained which would make it difficult for you to sell your shares of our common stock at an attractive price (or at all). A public trading market having the desirable characteristics of depth, liquidity, and orderliness depends upon the existence of willing buyers and sellers at any given time, and its existence is dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our common stock. The market price of our common stock may decline below your purchase price, and you may not be able to sell your shares of our common stock at or above the price you paid for such shares (or at all).

Our operating results and stock price may be volatile.

Stock markets, including the NYSE, the NYSE Amex and the Nasdaq Stock Market, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our common stock and warrants, the market price of our common stock and warrants may be volatile and could decline significantly. In addition, the trading volume in our common stock and warrants may fluctuate and cause significant price variations to occur. If the market price of our common stock and warrants declines significantly, you may be unable to resell your shares and warrants. We cannot assure you that the market price of our common stock and warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•the realization of any of the risk factors presented in this Report;

•actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;

•additions and departures of key personnel;

•failure to comply with the requirements of the NYSE;

•failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

•future issuances, sales or resales, or anticipated issuances, sales or resales, of common stock;

•perceptions of the investment opportunity associated with common stock relative to other investment alternatives;

•the performance and market valuations of other similar companies;

•future announcements concerning our business or our competitors’ businesses;

•broad disruptions in the financial markets, including sudden disruptions in the credit markets;

•speculation in the press or investment community;

•actual, potential or perceived control, accounting or reporting problems;

•changes in accounting principles, policies and guidelines; and

•general economic and political conditions, such as the effects of the COVID-19 pandemic, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

In addition, as a result of substantial redemptions by the holders of MOTV’s Class A ordinary shares in connection with the Business Combination, since the Closing of the Business Combination there have been a limited number of shares of our common stock available for trading, and the price of our common stock has experience substantial volatility in trading price. For example, the closing price of MOTV's Class A ordinary shares on March 21, 2022, the date of the Closing was $10.11 per share. Subsequent to March 22, 2022, the first date of trading of our common stock following the Closing of the Business Combination, our common stock has traded at prices as low as $11.06 and as high as $47.50. Accordingly, there is the potential for rapid and substantial decreases in the price of our common stock, including decreases unrelated to our operating performance or prospects.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

If the our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of the our common stock may decline.

We have in the past, and we may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance consists of forward-looking statements, subject to the risks and uncertainties described in this Report and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, are inherently uncertain and subject to numerous risks and uncertainties, including those described in this Report, many of which may be beyond our control. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the COVID-19 pandemic or the ongoing geopolitical tensions related to Russia’s actions in Ukraine. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

If securities or industry analysts do not publish research, publish inaccurate or unfavorable research or cease publishing research about Forge, our share price and trading volume could decline significantly.

The market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts may not publish research on us. If no or few securities or industry analysts commence coverage of us, the market price and liquidity for our common stock could be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade their opinions about common stock, publish inaccurate or unfavorable research about us, or cease publishing about us regularly, demand for our common stock could decrease, which might cause our share price and trading volume to decline significantly.

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our common stock to decline.

The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate. Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

Although Motive Capital Funds Sponsor, LLC (the "Sponsor") has agreed to certain transfer restrictions with respect to its founder shares the (“Lockup shares”) and its private placement warrants (the “Lockup warrants,” and together with the Lockup shares, the “Sponsor Lockup Securities”), and our Bylaws provide for additional restrictions on the sale or transfer of the shares of common stock (including shares issuable upon exercise of assumed warrants and assumed options of Forge) Legacy Forge equityholders received in the Merger for a 180-day period following the Closing, following the expiration or earlier waiver or release of the applicable lock-ups and as restrictions on resale end and registration statements are available for use, the market price of our common stock could decline if the holders of restricted or locked up shares sell them or are perceived by the market as intending to sell them.

The Sponsor also has agreed to certain transfer restrictions with respect to the Sponsor Lockup Securities as follows: (a) one-third of the Lockup shares will be subject to a one year lock-up, and will be released from such lock-up if the closing price of our common stock equals or exceeds $12.00 for any 20 trading days in a 30-consecutive trading day period commencing 150 days post-Closing, (b) one-third of the Lockup warrants will be subject to a six month lock-up, (c) one-third of the Sponsor Lockup Securities will be subject to a three year lock-up, and will be released from such lock-up no earlier than six months after the Closing if the closing price our common stock equals or exceeds $12.50 for any 20 trading days in a 30-consecutive trading day period post-Closing, and (d) one-third of the Sponsor Lockup Securities will be subject to a three year lock-up, and will be released from such lock-up no earlier than six months after the Closing if the closing price our common stock equals or exceeds $15.00 for any 20 trading days in a 30-consecutive trading day period post-Closing.

We may also waive, modify or otherwise release all or a portion of the Sponsor Lockup Securities and/or the Bylaws restrictions related to the Legacy Forge equityholder shares in its sole discretion. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Future issuances of debt securities and equity securities may adversely affect us, including the market price of common stock and may be dilutive to existing shareholders.

While we have not previously incurred indebtedness to finance our business in the past and do not currently intend to do it in the future, there is no assurance that we will not incur debt or issue equity ranking senior to common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common stock and be dilutive to existing shareholders.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

Risks Related to the Warrants

The warrants may never be in the money, and they may expire worthless and we may amend the terms of the public warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then-outstanding public warrants.

The exercise price for our warrants is $11.50 per share of common stock. There is no guarantee that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.

The warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and MOTV. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (i) exercise your warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so; (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we may redeem your warrants at any time after they become exercisable and prior to their expiration when the price per share equals or exceed $10.00 for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants prior to redemption on a cashless basis for a number of shares of common stock determined based on the redemption date and the fair market value of our common stock as provided in the warrant agreement.

The value received upon exercise of the warrants on a cashless basis (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares of common stock received is capped at 0.361 share of common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants. None of the private placement warrants will be redeemable by us, subject to certain circumstances when the price equals or exceeds $10.00 per share but less than $18.00 per share in accordance with the terms of the warrant agreement, so long as they are held by Sponsor or its permitted transferees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

Exhibit Index

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Finance Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Forge Global Holdings, Inc.

Date: May 16, 2022	By: /s/ Kelly Rodriques
Kelly Rodriques
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By: /s/ Mark Lee
Mark Lee
Chief Financial Officer (Principal Financial and Accounting Officer)