Form 10-Q
period 2022-06-30
Forge Global Holdings, Inc.
filed 2022-08-12
CIK 1827821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of August 11, 2022, the registrant had 171,433,454 shares of common stock, $0.0001 par value per share, outstanding.

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
•retain and hire necessary employees;
•increase brand awareness;
•access, collect and use personal information and other data about consumers;
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

Part I - Financial Information

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$204,942	$74,781
Restricted cash	1,819	1,623
Accounts receivable, net	2,279	5,380
Payment-dependent notes receivable, current	14	1,153
Prepaid expenses and other current assets	12,201	5,148
Total current assets	$221,255	$88,085
Property and equipment, net	310	497
Internal-use software, net	5,342	2,691
Goodwill and other intangible assets, net	135,859	137,774
Operating lease right-of-use assets	5,373	7,881
Payment-dependent notes receivable, noncurrent	16,287	13,453
Other assets, noncurrent	1,680	7,514
Total assets	$386,106	$257,895
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,773	$1,920
Accrued compensation and benefits	8,636	21,240
Accrued expenses and other current liabilities	6,132	8,343
Operating lease liabilities, current	4,827	5,367
Payment-dependent notes payable, current	14	1,153
Total current liabilities	$23,382	$38,023
Operating lease liabilities, noncurrent	2,859	5,159
Payment-dependent notes payable, noncurrent	16,287	13,453
Warrant liabilities	26,660	7,844
Other liabilities, noncurrent	427	—
Total liabilities	$69,615	$64,479
Commitments and contingencies (Note 8)
Convertible preferred stock, net of issuance costs, $0.00001 par value; nil and 86,815,192 shares authorized as of June 30, 2022 and December 31, 2021, respectively; nil and 73,914,149 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $0 and $271,845 as of June 30, 2022 and December 31, 2021, respectively	—	246,056
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 171,364,080 and 63,090,701 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	17	—
Additional paid-in capital	464,576	25,919
Accumulated deficit	(148,102)	(78,559)
Total stockholders’ equity (deficit)	$316,491	$(52,640)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$386,106	$257,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Placement fees	$10,951	$32,945	$25,536	$60,454
Custodial administration fees	5,689	5,728	11,126	10,274
Total revenues	$16,640	$38,673	$36,662	$70,728
Transaction-based expenses:
Transaction-based expenses	(178)	(1,616)	(311)	(2,592)
Total revenues, less transaction-based expenses	$16,462	$37,057	$36,351	$68,136
Operating expenses:
Compensation and benefits	27,384	27,361	71,024	47,857
Professional services	3,853	4,104	7,370	6,804
Acquisition-related transaction costs	692	92	4,398	92
Advertising and market development	1,441	858	2,945	1,845
Rent and occupancy	1,140	910	2,706	1,797
Technology and communications	2,809	2,146	4,832	3,580
General and administrative	3,170	1,035	4,772	1,988
Depreciation and amortization	2,021	1,356	3,103	2,752
Total operating expenses	$42,510	$37,862	$101,150	$66,715
Operating (loss) income	$(26,048)	$(805)	$(64,799)	$1,421
Interest expenses and other income (expenses):
Interest income (expenses), net	266	(1,780)	287	(2,334)
Change in fair value of warrant liabilities	20,558	(5,404)	(5,402)	(6,312)
Other income (loss), net	140	(10)	529	156
Total interest income (expenses) and other income (expenses)	$20,964	$(7,194)	$(4,586)	$(8,490)
Loss before provision for income taxes	$(5,084)	$(7,999)	$(69,385)	$(7,069)
Provision for (benefit from) income taxes	35	4	158	(4)
Net loss and comprehensive loss	$(5,119)	$(8,003)	$(69,543)	$(7,065)
Net loss per share attributable to common stockholders:
Basic	$(0.03)	$(0.15)	$(0.60)	$(0.12)
Diluted	$(0.20)	$(0.15)	$(0.66)	$(0.12)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	167,052,900	52,504,601	116,815,363	57,038,093
Diluted	173,578,093	52,504,601	120,584,585	57,038,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands of U.S. dollars, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	23,668,198	$246,056	20,269,864	$ (*)	$25,919	$(78,559)	$(52,640)
Retroactive application of recapitalization (Note 3)	50,245,951	—	43,031,139	5	(5)	—	—
Unissued common stock (1)	—	—	(210,302)	—	—	—	—
Balance as of December 31, 2021	73,914,149	246,056	63,090,701	5	25,914	(78,559)	(52,640)
Pre-close exercise of vested options	—	—	190,505	(*)	102	—	102
Pre-close exercise of unvested options	—	—	4,472	(*)	—	—	—
Pre-close issuance common stock for services	—	—	62,952	(*)	621	—	621
Conversion of preferred stock to common stock	(73,914,149)	(246,056)	73,914,149	7	246,049	—	246,056
Conversion of May 2020 and October 2020 preferred stock warrants of Legacy Forge to common stock warrants	—	—	—	—	2,949	—	2,949
Issuance of common stock upon settlement of promissory notes	—	—	—	2	4,205	—	4,207
Issuance of common stock upon Merger (net of redemptions), including PIPE and A&R FPA investors, net of transaction cost of $58,673	—	—	31,961,047	3	140,808	—	140,811
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	409	—	409
Share-based compensation expense	—	—	—	—	7,948	—	7,948
Net loss	—	—	—	—	—	(64,424)	(64,424)
Balance as of March 31, 2022	—	$—	169,223,826	$17	$429,005	$(142,983)	$286,039
Exercise of vested options	—	—	146,232	(*)	401	—	401
Issuance of common stock upon exercise of Public Warrants	—	—	1,994,022	(*)	23,629	—	23,629
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	638	—	638
Share-based compensation expense	—	—	—	—	10,903	—	10,903
Net loss	—	—	—	—	—	(5,119)	(5,119)
Balance as of June 30, 2022	—	$—	171,364,080	$17	$464,576	$(148,102)	$316,491

(*) amount less than 1
(1) This amount represents shares that were not issued upon the closing of the Merger (see Note 3) as a result of a shareholder’s demand for appraisal rights. If the appraisal rights demand is withdrawn or not perfected with the Delaware Court of Chancery, these shares will be issued to the shareholder.

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	15,717,345	$156,848	22,773,377	$ (*)	$52,561	$(60,060)	$(7,499)
Retroactive application of recapitalization (Note 3)	33,366,839	—	48,346,309	—	—	—	—
Balance as of December 31, 2020	49,084,184	156,848	71,119,686	(*)	52,561	(60,060)	(7,499)
Issuance of Series B-1 convertible preferred stock at $3.9760 per share upon conversion of convertible notes and accrued interest	27,947	111	—	—	—	—	—
Issuance of Class AA common stock upon exercise of vested stock options, including stock options exercised via promissory notes	—	—	473,658	(*)	168	—	168
Issuance of Class AA common stock upon early exercise of unvested stock options	—	—	1,672,270	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	11	—	11
Share-based compensation expense	—	—	—	—	1,259	—	1,259
Net income	—	—	—	—	—	938	938
Balance as of March 31, 2021	49,112,131	$156,959	73,265,614	$ (*)	$53,999	$(59,122)	$(5,123)
Issuance of Series B-1 convertible preferred stock at $3.9760 per share, net of issuance costs of $2,838	12,719,398	47,735	—	—	—	—	—
Issuance of Series B-2 convertible preferred stock at $3.9760 per share	412,623	1,640	—	—	—	—	—
Issuance of Class AA common stock upon exercise of vested options, including stock options exercised via promissory notes	—	—	376,328	(*)	322	—	322
Issuance of Class AA common stock upon early exercise of unvested options	—	—	701,878	—	—	—	—
Repurchase of early exercised stock options	—	—	(12,291)	—	—	—	—
Exchange of Class AA common stock for Series B-1 convertible preferred stock	11,669,996	39,722	(11,669,996)	(*)	(39,722)	—	(39,722)
Vesting of early exercised stock options	—	—	—	—	45	—	45
Share-based compensation expense	—	—	—	—	5,892	—	5,892
Net loss	—	—	—	—	—	(8,003)	(8,003)
Balance as of June 30, 2021	73,914,148	$246,056	62,661,533	$ (*)	$20,536	$(67,125)	$(46,589)

(*) amount less than 1
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(69,543)	$(7,065)
Adjustments to reconcile net loss to net cash provided by operations:
Share-based compensation	19,262	7,151
Depreciation and amortization	3,103	2,752
Transaction expenses related to the Merger	3,132	—
Amortization of right-of-use assets	1,961	1,317
Loss on impairment of long lived assets	446	—
Bad debt allowance	269	214
Change in fair value of warrant liabilities	5,402	6,312
Settlement of related party promissory notes (Note 3)	5,517	—
Other	—	125
Changes in operating assets and liabilities:
Accounts receivable	3,628	1,588
Prepaid expenses and other assets	(6,943)	178
Accounts payable	1,843	(113)
Accrued expenses and other liabilities	(1,182)	2,837
Accrued compensation and benefits	(12,676)	4,377
Operating lease liabilities	(2,581)	(1,735)
Net cash (used in) provided by operating activities	$(48,362)	$17,938
Cash flows from investing activities:
Purchases of property and equipment	(106)	—
Purchases of intangible assets	(97)	—
Capitalized internal-use software development costs	(3,232)	(406)
Net cash used in investing activities	$(3,435)	$(406)
Cash flows from financing activities:
Proceeds from the Merger	7,865	—
Proceeds from PIPE and A&R FPA investors	208,500	—
Payments for offering costs	(56,852)	(740)
Proceeds from exercise of Public Warrants	22,136	—
Proceeds from exercise of options, including proceeds from repayment of promissory notes	505	1,114
Proceeds from issuance of Series B-1 convertible preferred stock, net of issuance costs	—	47,735
Proceeds from issuance of Series B-2 convertible preferred stock, net of issuance costs	—	1,640
Repayment of notes payable	—	(19,437)
Payments to repurchase early exercised stock options	—	(3)
Net cash provided by financing activities	$182,154	$30,309
Net increase in cash and cash equivalents	130,357	47,841
Cash, cash equivalents and restricted cash, beginning of the period	76,404	42,178
Cash, cash equivalents and restricted cash, end of the period	$206,761	$90,019

Reconciliation of cash, cash equivalents and restricted cash to the amounts reported within the condensed consolidated balance sheets
Cash and cash equivalents	$204,942	88,396
Restricted cash	1,819	1,623
Total cash, cash equivalents and restricted cash, end of the period	$206,761	$90,019
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$2,118
Supplemental disclosure of non-cash investing and financing activities:
Capitalized internal-use software development costs accrued and not yet paid	$386	$91
Reclassification of deferred offering costs to equity	$5,923	$—
Conversion of preferred stock	$246,049	$—
Conversion of May 2020 and October 2020 preferred stock warrants of Legacy Forge to common stock warrants	$2,949	$—
Non-cash assets acquired in the Merger	$193	$—
Warrants issued in connection with FPA	$3,080	$—
Assumption of merger warrants liability	$13,983	$—
Recapitalization of Legacy Forge common stock	$5	$—
Exchange of Class AA common stock for Series B-1 convertible preferred stock	$—	$39,722
Vesting of early exercised stock options and restricted stock awards	$1,048	$56
Warrant liability reclassified to additional paid-in capital upon excercise of Public Warrants	$698	$—
Issuance of common stock upon settlement of related party promissory notes	$4,207	$—
Early exercise of stock options upon settlement of related party promissory notes	$1,310	$—
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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2.Summary of Significant Accounting Policies
This summary of significant accounting policies should be read together with our audited consolidated financial statements and related notes to those statements included in our Current Report on Form 8-K which was filed with the SEC on March 25, 2022.
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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 and accompanying notes, are unaudited. These unaudited interim condensed consolidated financial statements (the "condensed consolidated financial statements") have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2021 (the “audited consolidated financial statements”) that was included in the Company’s Current Report on Form 8-K filed on March 25, 2022, which provides a more complete discussion of the Company’s accounting policies and certain other information. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2022 and its condensed consolidated results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022 or any other future interim or annual periods.
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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

For the three and six months ended June 30, 2022, revenue outside of the United States, based on customer billing address, was $1,364, and $4,721, respectively. For the three and six months ended June 30, 2021, revenue outside of the United States was $7,093 and $11,357, respectively. As of June 30, 2022 and December 31, 2021, long-lived assets located outside of the United States were not material.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to collectability of accounts receivable, the fair value of financial assets and liabilities, the fair value of assets acquired and liabilities assumed in business combinations, the fair value of consideration paid for business combinations, the useful lives of acquired intangible assets and property and equipment, the impairment of long-lived assets and goodwill, the fair value of warrants, equity awards and share-based compensation expenses, including the determination of the fair value of the Company’s common stock prior to the Merger and the derived service period for the awards containing market-based vesting conditions and the valuation of deferred tax assets and uncertain tax positions. These estimates are inherently subjective in nature and, therefore, actual results may differ from the Company’s estimates and assumptions. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Further, the Company applies judgment in determining whether, directly or indirectly, it has a controlling financial interest in the Funds, in order to conclude whether any of the Funds must be consolidated.
The Company believes the estimates and assumptions underlying the condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2022. These estimates may change as new events occur and additional information is obtained, and related financial impacts will be recognized in the Company’s consolidated financial statements as soon as those events become known.
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
Accounts Receivable, Net
Accounts receivable consist of amounts billed and currently due from customers, which are subject to collection risk. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts based on a combination of factors, including an assessment of the customer’s aging balance, the financial condition of the customer, and the amount of any receivables in dispute. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. The total allowance for doubtful accounts netted against account receivables in the condensed consolidated balance sheets was $1,785 and $1,517 as of June 30, 2022 and December 31, 2021, respectively.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

Concentration of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk primarily comprise cash and cash equivalents and restricted cash, payment-dependent notes receivables, and accounts receivable. Cash and cash equivalents and restricted cash may, at times, exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation, respectively. The Company performs periodic evaluations of the relative credit standing of these financial institutions to limit the amount of credit exposure. The Company has not experienced any losses on its deposits of cash and cash equivalents to date.
The Company’s exposure to credit risk associated with its contracts with holders of private company equity (“sellers”) and investors (“buyers”) related to the transfer of private securities is measured on an individual counterparty basis. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, the Company’s exposure is monitored in light of changing counterparty and market conditions. As of June 30, 2022 and December 31, 2021, the Company did not have any material concentrations of credit risk outside the ordinary course of business.
As of June 30, 2022 and December 31, 2021, no customers accounted for more than 10% of the Company’s accounts receivable. No customer accounted for more than 10% of total revenue, less transaction-based expenses for the three and six months ended June 30, 2022 and 2021, respectively.
Revenue Recognition
The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The Company generates revenue from fees charged for the trading of private placements through its marketplace platform, and fees for account and asset management provided to customers. The Company disaggregates revenue by service type, as management believes that this level of disaggregation best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are impacted by economic factors.
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
Placement Fees — The Company maintains a platform which generates revenues by collecting transaction fees from institutions, individual investors and private equity holders. Placement fees are charged by the Company for meeting the point-in-time performance obligation of executing a private placement on its platform. Placement fee rates are individually negotiated for each transaction and vary depending on the specific facts and circumstance of each agreement. These fees are event-driven and invoiced upon the closing of the transaction outlined in each agreement. These fees may be expressed as a dollar amount per share, a flat dollar amount, or a percentage of the gross transaction proceeds. The Company earns agency placement fees in non-underwritten transactions, such as private placements of equity securities. The Company enters into arrangements with individual accredited customers or pooled investment vehicles to execute private placements in the secondary market. The Company will receive placement fees on these transactions and believes that its trade execution performance obligation is completed upon the placement and consummation of a transaction and, as such, revenue is earned on the transaction date with no further obligation to the customer at that time. The Company acts as a principal and recognizes the placement fee revenue earned for the execution of a trade on a gross basis.

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
Contract Balances
Contract assets represent amounts for which we have recognized revenue for contracts that have not yet been invoiced to our customers. The Company does not have any contract assets as of June 30, 2022 and December 31, 2021. Contract liabilities consist of deferred revenue, which relates to amounts invoiced in advance of performance under a revenue contract. The total contract liabilities of $201 and $357 as of June 30, 2022 and December 31, 2021, respectively, related to advance billings for placement fees and custodial administration fees, recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The Company recognized $79 of revenue during the three months ended June 30, 2022 that was included in deferred revenue at December 31, 2021. The Company recognized $281 of revenue during the six months ended June 30, 2022 that was included in deferred revenue at December 31, 2021.
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
Transaction-Based Expenses
Transaction-based expenses represent the fees incurred to support placement and custodial activities. These include expenses for fund insurance, fund management and fund settlement expenses that relates to services provided to the Funds, and external broker fees and transfer fees related to placement and custodial services provided to other brokerage and custodial customers to facilitate transactions.
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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

The adoption dates discussed below reflect this election and no new accounting pronouncements were adopted during the period. The Company will no longer qualify as an emerging growth company as of December 31, 2022.
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
As a result of the Company no longer qualifying as an Emerging Growth Company, the Company will adopt ASU 2016-13 in its consolidated financial statements for the year ended December 31, 2022. The Company is currently evaluating the impact of adoption on the consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3.Recapitalization
As discussed in Note 1, “Organization and Description of Business”, on the Closing Date, Legacy Forge completed the acquisition of MOTV and acquired 100% of MOTV’s shares and Legacy Forge received gross proceeds of $216,365, which includes $7,865 in proceeds from MOTV's trust and bank accounts, net of redemptions, $68,500 in proceeds from the PIPE Investment (as defined below) and $140,000 in proceeds from the A&R FPA (as defined below). As of June 30, 2022, the Company recorded $61,806 of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Merger, of which $58,673 was related to common stock issued during the Merger and was recorded as a reduction to additional paid-in capital. The remaining $3,132 was related to issuance of Public and Private Placement Warrants, including warrants issued to A&R FPA investors, and was expensed immediately upon consummation of the Merger as acquisition-related transaction cost in the unaudited condensed consolidated statements of operations and comprehensive loss. The cash outflows related to these costs were presented as financing activities in the Company’s condensed consolidated statements of cash flows. These deferred offering costs are offset against proceeds upon accounting for the consummation of the Merger. In addition, upon closing of the Merger, certain executives received a one-time transaction bonus for an aggregate amount of $17,735, of which $12,218 was to be paid to the executives in cash, and the remaining amount $5,517 was offset against outstanding promissory notes that were due from these executives as of the Closing Date (see Note 10). The transaction bonus is included in compensation and benefits in the unaudited condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022.

On the Closing Date, each holder of MOTV Class A ordinary stock received one share of the Company’s common stock, par value $0.0001, for each MOTV Class A ordinary share held prior to the Merger, and each holder of MOTV Class B ordinary stock received one share of the Company’s common stock, par value $0.0001, for each MOTV Class B ordinary share held prior to the Merger. See Note 10, “Capitalization” and Note 11, “Warrants”, for additional details of the Company’s stockholders’ equity prior to and subsequent to the Merger.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$173,516	$—	$—	$173,516
Payment-dependent notes receivable, current	14	—	—	14
Payment-dependent notes receivable, noncurrent	—	—	16,287	16,287
Total financial assets	$173,530	$—	$16,287	$189,817
Payment-dependent notes payable, current	14	—	—	14
Payment-dependent notes payable, noncurrent	—	—	16,287	16,287
Legacy Forge warrant liabilities	—	—	5,000	5,000
Public Warrants	1,199	—	—	1,199
Private Placement Warrants	—	—	20,461	20,461
Total financial liabilities	$1,213	$—	$41,748	$42,961

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$24,240	$—	$—	$24,240
Payment-dependent notes receivable, current	1,153	—	—	1,153
Payment-dependent notes receivable, noncurrent	—	—	13,453	13,453
Total financial assets	$25,393	$—	$13,453	$38,846
Payment-dependent notes payable, current	$1,153	$—	$—	$1,153
Payment-dependent notes payable, noncurrent	—	—	13,453	13,453
Legacy Forge warrant liabilities	—	—	7,844	7,844
Total financial liabilities	$1,153	$—	$21,297	$22,450
The Company classifies money market funds and certain payment-dependent notes receivable and payment-dependent notes payable and Public Warrants within Level 1 of the fair value hierarchy because the Company values these investments using quoted market prices.
Payment-Dependent Notes Receivable and Payment-Dependent Notes Payable Classified as Level 3
The Company classifies certain payment-dependent notes receivable and payment-dependent notes payable within Level 3 of the fair value hierarchy if the underlying securities are equity of private companies whose regular financial and nonfinancial information is generally not available other than when it is publicly disclosed, or significant unobservable inputs are used to estimate fair value.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

The Company estimates fair values of payment-dependent notes receivable and payment-dependent notes payable utilizing completed transactions made through the Company’s platform for the relevant private securities as relevant data inputs.

Legacy Forge Warrant Liabilities

The Company's Legacy Forge warrant liabilities consist of warrants to purchase Series B-1 preferred stock or subsequent round stock (the "Series B-1 Preferred Stock Warrants," see Note 11) and Junior Preferred Stock Warrants (as defined below, see Note 11). The Company uses a hybrid method that incorporates the Black-Scholes option-pricing model and an adjusted backsolve model to estimate the fair value of the Legacy Forge warrant liabilities. This approach is a scenario-based analysis that considers many assumptions, including the likelihood of potential liquidity events, the nature and timing of such potential events, actions taken with regard to the warrants at expiration, as well as discounts for lack of marketability of the underlying securities and warrants.

Subsequent to the Merger, the Series B-1 Preferred Stock Warrants and Junior Preferred Stock Warrants were converted to common stock warrants. As a result, the Series B-1 Preferred Stock Warrants were remeasured at fair value prior to the conversion resulting in a change in fair value of $106 for the six months ended June 30, 2022 recognized as a component of change in fair value of warrant liabilities within the unaudited condensed consolidated statements of operations and comprehensive loss, and then settled in additional paid-in capital as a result of the conversion to equity-classified common stock warrants. The Junior Preferred Stock Warrants were remeasured at fair value prior to the conversion, which did not result in a change in fair value for the six months ended June 30, 2022. These warrants will remain liability-classified, as the Company's obligation with respect to these warrants is capped at a fixed monetary amount of $5,000 and may be settled in a variable number of common shares.

The Company estimated the fair value of the Legacy Forge warrant liabilities, as of June 30, 2022 and December 31, 2021, respectively, using the following key assumptions:

	June 30, 2022	December 31, 2021

Fair value of underlying securities	$10.4	$30.8
Discounts for lack of marketability	0.0%	0.0%
Expected term (years)	3.4	3.4 – 8.8
Expected volatility	45.4%	40.4% – 44.3%
Risk-free interest rate	3.0%	1.0% – 1.5%
Expected dividend yield	0.0%	0.0%
Fair value per warrant	$7.0	$5.0 - $22.0
The Company performed calculation of the fair value of Junior Preferred Stock Warrants as of June 30, 2022 based on the assumptions noted above. However, the total warrant liability associated with the Junior Preferred Stock Warrants has not changed, as the Company's obligation to issue a variable number of shares of common stock is limited to a maximum fixed fair value amount of $5,000.
Private Placement Warrants
The Company classifies the Private Placement Warrants within Level 3, because significant unobservable inputs are used to estimate fair value. To estimate the fair value of Private Placement Warrants, the Company used a binomial lattice model in a risk-neutral framework. The significant assumptions used in the analysis were the trading price of the Company’s Common Stock as of June 30, 2022 of $10.41 per share, the risk-free rate of 3.0% , the volatility of 43.0% , and the Company’s dividend yield of 0.0%.

Transfers Into and Out of Level 3

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

The Company transfers financial instruments out of Level 3 on the date when underlying input parameters are readily observable from existing market quotes. Transfers from Level 3 to Level 1 generally relate to a company going public and listing on a national securities exchange. During the three months ended June 30, 2022, the transfer of Private Placement Warrants from Level 2 to Level 3 was due to the redemption and exercises of the Public Warrants (Note 11) which resulted in the lack of an identical instrument with a quoted price. During the six months ended June 30, 2021, there were transfers of securities segregated for customers from Level 3 to Level 1, as one private company was acquired by a public company and became publicly-traded under the acquirer, and the Company was able to obtain independent market-quoted prices for the acquirer company.
The following tables provide reconciliation for all financial assets measured at fair value using significant unobservable inputs (Level 3) for six months ended June 30, 2022 and 2021:

Total Level 3 Financial Assets
Balance as of December 31, 2021	$13,453
Change in fair value of payment-dependent notes receivable	2,834
Balance as of June 30, 2022	$16,287

Total Level 3 Financial Assets
Balance as of December 31, 2020	$51,859
Acquisition of short-term investments	362
Change in fair value of short-term investments	(23)
Short-term investments transferred out of Level 3 to Level 1	(339)
Change in fair value of payment-dependent notes receivable	26,742
Settlement of payment-dependent notes receivable	(62,637)
Balance as of June 30, 2021	$15,964

The following tables provide reconciliation for all financial liabilities measured at fair value using significant unobservable inputs (Level 3) for six months ended June 30, 2022 and 2021:

Total Level 3 Financial Liabilities
Balance as of December 31, 2021	$21,297
Change in fair value of payment-dependent notes payable	2,834
Change in fair value of Series B-1 Preferred Stock Warrant liability	106
Settlement of Series B-1 Preferred Stock Warrant liability via conversion to equity-classified common stock warrants	(2,950)
Transfer of Private Placement Warrants out of Level 2 to Level 3	20,461
Balance as of June 30, 2022	$41,748

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

Total Level 3 Financial Liabilities
Balance as of December 31, 2020	$53,639
Change in fair value of payment-dependent notes payable	26,742
Settlement of payment-dependent notes payable	(62,637)
Change in fair value of Series B-1 Preferred Stock Warrant liability	839
Change in fair value of Junior Preferred Stock Warrant Liability	5,486
Balance as of June 30, 2021	$24,069

5.Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021

Prepaid expenses	$9,203	$3,162
Other current assets	2,998	1,986
Prepaid expenses and other current assets	$12,201	$5,148
Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021

Computer equipment	$306	$336
Furniture and fixtures	377	621
Leasehold improvements	291	320
Total property and equipment	$974	$1,277
Less: accumulated depreciation	(664)	(780)
Property and equipment, net	$310	$497
For the three and six months ended June 30, 2022, the Company recorded depreciation expense related to property and equipment amounting to $61 and $129, respectively. For the three and six months ended June 30, 2021, the Company recorded depreciation expense related to property and equipment amounting to $88 and $216, respectively. For the three and six months ended June 30, 2022, the Company also recorded impairment loss of $163 primarily related to leasehold improvements and furniture and fixtures, included in general and administrative expense within the unaudited condensed consolidated statements of operations and comprehensive loss.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

Internal-Use Software, Net
Capitalized internal-use software consists of the following:

	June 30, 2022	December 31, 2021

Capitalized internal-use software	$6,474	$2,860
Less: Accumulated amortization	(1,132)	(169)
Total capitalized internal-use software	$5,342	$2,691
For the three and six months ended June 30, 2022, the Company recorded amortization expense on capitalized internal-use software placed in service amounting to $879 and $963, respectively. For the three and six months ended June 30, 2021, the Company recorded amortization expense on capitalized internal-use software placed in service amounting to $20 and $40, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021

Accrued professional services	$1,289	$1,798
Accrued payments related to acquisitions and financing	—	1,134
Accrued taxes and deferred tax liabilities	992	1,421
Common stock unvested liability	1,052	786
Other current liabilities	2,799	3,204
Total	$6,132	$8,343

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
There were no changes in the recorded balance of goodwill during the six months ended June 30, 2022. In-process research and development assets were acquired in business combinations, and launched in September 2021. The Company started to amortize the assets in September 2021 using the straight-line method over the estimated useful lives determined as 5 years.
The components of intangible assets and accumulated amortization are as follows:

	As of June 30, 2022
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	2.5 years	$13,200	$(6,643)	$6,557
Customer relationships	6.5 years	7,501	(2,165)	5,336
Trade name	0.0 years	320	(320)	—
Launched IPR&D assets	4.2 years	960	(144)	816
Total finite-lived intangible assets		$21,981	$(9,272)	$12,709
Indefinite-lived intangible assets:
Trade name – website domain (forge.com)	Indefinite	2,202	—	2,202
Total indefinite-lived intangible assets		2,202	—	2,202
Total intangible assets		$24,183	$(9,272)	$14,911

	As of December 31, 2021
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	3.0 years	$13,200	$(5,250)	$7,950
Customer relationships	7.0 years	7,410	(1,696)	5,714
Trade name	0.0 years	320	(320)	—
Launched IPR&D assets	5.0 years	960	—	960
Total finite-lived intangible assets		$21,890	$(7,266)	$14,624
Indefinite-lived intangible assets:
Trade name – website domain (forge.com)	Indefinite	2,202	—	2,202
Total indefinite-lived intangible assets		2,202	—	2,202
Total intangible assets		$24,092	$(7,266)	$16,826
Amortization expense related to finite-lived intangible assets was included in depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021. Amortization expense related to finite-lived intangible assets for the three and six months ended June 30, 2022 was $1,075 and $2,006, respectively. Amortization expense related to finite-lived intangible assets for the three and six months ended June 30, 2021 was $1,248 and $2,496, respectively.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

The table below presents estimated future amortization expense for finite-lived intangible assets as of June 30, 2022:

Amount

Remainder of 2022	$1,993
2023	3,969
2024	3,454
2025	802
2026	754
Thereafter	1,737
Total	$12,709

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

7.Leases
The Company leases real estate for office space under operating leases.
As of June 30, 2022, the remaining lease terms varied from 0.5 years to 3.1 years. For certain leases, the Company has an option to extend the lease term for a period of 5 years. This renewal option is not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.
Operating lease expense, included in rent and occupancy in the unaudited condensed consolidated statements of operations and comprehensive loss, for the three and six months ended June 30, 2022 was $1,031 and $2,260, respectively. Operating lease expense for the three and six months ended June 30, 2021 was $839 and $1,669, respectively. Sublease income of $150 and $237 for the three and six months ended June 30, 2022 are included in other income, net in the unaudited condensed consolidated statements of operations and comprehensive loss.
The table below presents additional information related to the Company’s operating leases:

	June 30, 2022	December 31, 2021

Operating lease right-of-use assets	$5,373	$7,881
Operating lease liabilities, current	$4,827	$5,367
Operating lease liabilities, noncurrent	$2,859	$5,159
Weighted-average remaining lease term (in years)	1.8	2.0
Weighted-average discount rate	4.9%	4.9%
Future undiscounted lease payments under operating leases as of June 30, 2022 were as follows:

	Lease Payment Obligation	Sublease Income	Net Lease Obligation

Remainder of 2022	$2,997	$(452)	$2,545
2023	3,706	(768)	2,938
2024	936	(360)	576
2025	393	(210)	183
2026	—	—	—
Total undiscounted lease payments	$8,032	$(1,790)	$6,242
Less: Imputed interest	(346)
Present value of future lease payments	$7,686
Less: operating lease liabilities, current	4,827
Operating lease liabilities, noncurrent	$2,859
As of June 30, 2022, the Company did not have any additional significant lease contracts that had not yet commenced.
During the six months ended June 30, 2022, the Company ceased using one of its leased office spaces and made a decision to sublease this space to a third party. The sublease agreement was signed in April 2022. Based on the terms of the sublease agreement, the Company determined that the right-of-use asset related to this office space is impaired, and recorded an impairment loss of $18 and $283 for the three and six months ended June 30, 2022, respectively, in rent and occupancy in the unaudited condensed consolidated statement of operations and comprehensive loss.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

8.Commitments and Contingencies
The Company is subject to claims and lawsuits in the ordinary course of business, including arbitration, class actions and other litigation, some of which include claims for substantial or unspecified damages. The Company is also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. The Company reviews its lawsuits, regulatory inquiries and other legal proceedings on an ongoing basis and provides disclosures and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management’s best estimate when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If no amount within the range is considered a better estimate than any other amount, an accrual for losses is recorded based on the bottom amount of the range. Accrual for loss contingencies are recorded in accounts payable and accrued expenses and other current liabilities on the condensed consolidated balance sheets and expensed in general and administrative expenses in our unaudited condensed consolidated statements of operations and comprehensive loss. The Company monitors these matters for developments that would affect the likelihood of a loss and the accrued amount, if any, and adjusts the amount as appropriate.
Legal Proceeding
On January 7, 2022, Erika McKiernan, in her capacity as Stockholder Representative for the former stockholders of SharesPost, filed a lawsuit against the Company in the Court of Chancery of the State of Delaware, asserting claims in connection with the Agreement and Plan of Merger, dated as of May 10, 2020, by and among the Company, SharesPost, Thanksgiving Merger Sub, Inc., and Erika McKiernan as the Stockholder Representative, as amended on November 6, 2020 (the "SharesPost Merger Agreement”). In general, the complaint asserts breaches of the SharesPost Merger Agreement and seeks declaratory judgements establishing those breaches. The Company is unable to predict the outcome, nor the amount of time and expense that will be required to resolve this action. At this juncture, the Company does not believe this action will have a material adverse impact on its operations or financial position. The Company believes the allegations set forth in this action are without merit and intends to defend vigorously against the lawsuit. On February 24, 2022, the Company filed its Answer and a counterclaim denying the alleged claims. On March 9, 2022, SharesPost submitted its Reply denying the Company's counterclaim and the majority of the Company's allegations. No provision for a loss contingency has been recorded as the amount of losses, if any, is not estimable as of June 30, 2022.

401(k) Plan
The Company has established a tax-qualified retirement plan under Section 401(k) of the Internal Revenue Code for all of its U.S. employees, including executive officers, who satisfy certain eligibility requirements, including requirements relating to age and length of service. The Company matches 2% of every dollar contributed to the plan by employees, including executive officers, up to a maximum of $6. During the three and six months ended June 30, 2022, the Company contributed $231 and $649, respectively, to the defined contribution plan. During the three and six months ended June 30, 2021, the Company contributed $125 and $259, respectively, to the defined contribution plan.
Non-Cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties for purchases. As of June 30, 2022, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer totaling $8,811.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9.Off Balance Sheet Items
The Company organizes a series of investment funds, each of which is represented by a limited liability company (“LLC”) within Forge Investments LLC and by portfolio companies within Forge Investments SPC and Forge Investments II SPC. The funds were formed for the purpose of investing in securities relating to a single private company. Each series of funds consists of a separate and distinct portfolio of investments owned by different investors. The Company utilizes third-party fund administrators to manage the funds and has no ownership interest nor participation in the gains or losses of the entities represented by the funds. The Company paid for the expenses incurred by these entities, including fund insurance expenses of $98 and $178, and fund management expenses of $21 and $42 for the three and six months ended June 30, 2022, respectively, and fund insurance expenses of $175 and $506, and fund management expenses of $192 and $222 for the three and six months ended June 30, 2021, respectively, included in transaction-based expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. Also, the Company paid fund audit fees of $311 and $626 during the three and six months ended June 30, 2022, respectively, and fund audit fees of $121 and $582 during the three and six months ended June 30, 2021, respectively, included in professional services in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company did not consolidate Forge Investments LLC and Forge Investment SPC, or the investment funds, because the Company has no direct or indirect interest in Forge Investments LLC and Forge Investment SPC, or the investment funds, and the expenses that the Company pays on behalf of Forge Investments LLC and Forge Investment SPC, or the investment funds, are not significant to those entities. The Company believes its maximum exposure to loss resulting from its involvement with those entities is limited to the payment of future insurance expenses, management expenses and audit fees.
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
Immediately prior to the effective time of the Merger, all series of convertible preferred stock of Legacy Forge were converted into shares of Class AA common stock of Legacy Forge on a one-for-one basis and then converted into the Company’s common stock at the Exchange Ratio. As of June 30, 2022, no shares of convertible preferred stock were outstanding.
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
Merger Transaction
On the Closing Date and in accordance with the terms and subject to the conditions of the Merger Agreement, each share of Legacy Forge Class AA common stock, par value $0.00001 per share, was canceled and converted into the right to receive the applicable portion of the merger consideration comprised of the Company’s common stock, par value $0.0001 per share, based on the Exchange Ratio.
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
As of June 30, 2022, the Company had authorized 2,000,000,000 and 100,000,000 shares of common stock and preferred stock respectively, and the Company had 171,364,080 shares of common stock and no shares of preferred stock issued and outstanding.
Settlement of Nonrecourse Related-Party Promissory Notes
In connection with the Merger, the Company entered into a loan offset agreement with certain executives (the “Loan Offset Agreement”) as a result of outstanding promissory notes that were due from these executives as of the Closing Date. As a result of the Loan Offset Agreement, the Company agreed to offset the after-tax value of the transaction bonus that the executives received in connection with the Merger (see Note 3) against the entire outstanding balance of the nonrecourse promissory notes, including any unpaid interest, as of one day immediately prior to the closing of the Merger. The total amount of outstanding promissory notes that were offset against the transaction bonus was $5,517, which included $1,310 related to unvested shares included in the accrued expenses and other current liabilities in the condensed consolidated balance sheets. The related bonus expense was recorded as compensation and benefits in the unaudited condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2022.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

11.Warrants
Warrants to Purchase Series B-1 Preferred Stock or Subsequent Round Stock
In May 2020, Legacy Forge entered into a Note and Warrant Purchase Agreement with investors pursuant to which it issued certain convertible notes (the “2020 Convertible Notes”). In connection with the issuance of the 2020 Convertible Notes, the note holders entered into a Note and Warrant Purchase Agreement for the options to purchase shares based on coverage of 5% of the 2020 Convertible Notes principal amounts (the “May 2020 Warrants”). The note holders can purchase either (i) the Series B-1 preferred stock of Legacy Forge at Series B-1 price of $3.9760 or (ii) any subsequent round stock of Legacy Forge at the subsequent round price. The warrants have a five-year contractual life and may be exercised at any time during that period.
In October 2020, Legacy Forge entered into a Loan and Security Agreement (the “2020 Loan and Security Agreement”) with another lending institution that provided for a term loan in the amount of $15,000. In October 2020, simultaneously with the 2020 Loan and Security Agreement, the lender entered into a Warrant to Purchase Shares of Preferred Stock Agreement with Legacy Forge for the options to purchase a coverage amount of $3,513 of shares (the “October 2020 Warrants”). The investors were granted the right to purchase either the Series B-1 convertible preferred stock of Legacy Forge at Series B-1 price of $3.9760 or (ii) any subsequent round stock of Legacy Forge at the subsequent round price. The warrants have a ten-year contractual life and may be exercised at any time during that period.
Prior to the Merger, the May 2020 Warrants and October 2020 Warrants were classified as liabilities in Legacy Forge's consolidated balance sheets. Legacy Forge remeasured the May 2020 Warrants and October 2020 Warrants at each balance sheet date to fair value (Note 4). Subsequent to the Merger, the May 2020 Warrants and October 2020 Warrants were converted to Legacy Forge's common stock warrants. As a result, the May 2020 Warrants and October 2020 Warrants were adjusted to fair value prior to conversion, and then settled in additional paid-in capital as a result of the conversion to equity-classified common stock warrants. The Company recorded changes in fair value of the May 2020 Warrants and October 2020 Warrants of $0 and $106 in change in fair value of warrant liabilities in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2022, respectively. The Company recorded changes in fair value of the May 2020 Warrants and October 2020 Warrants of $716 and $839 in change in fair value of warrant liabilities in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2021, respectively.
Warrants to Purchase Junior Preferred Stock
In November 2020, in connection with the SharesPost acquisition, Legacy Forge issued a total of 3,122,931 warrants (“Junior Preferred Stock Warrants”) to purchase shares of Legacy Forge's Junior Preferred Stock at an exercise price of $3.9760 per share, with a cap of extended value of $5,000. The Junior Preferred Stock Warrants have a five-year contractual life and may be exercised at any time during that period.
Prior to the Merger, the warrants were classified as a liability in the condensed consolidated balance sheets. The Company remeasures the warrants at each balance sheet date using a hybrid method (Note 4). Subsequent to the Merger, the Junior Preferred Stock Warrants were converted to the Company's common stock warrants. As a result, the Junior Preferred Stock Warrants were adjusted to fair value prior to conversion and remain classified as a liability, as the Company's obligation with respect to these warrants is capped at a fixed monetary amount of $5,000 and may be settled in a variable number of common shares.
The Company recorded changes in fair value of the Junior Preferred Stock Warrants that were converted to warrants to purchase common stock of $0 in change in fair value of warrant liabilities in the Company's unaudited condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2022. Change in fair value of warrant liabilities for the Junior Preferred Stock Warrants was $2,686 and $3,472 during the three and six months ended June 30, 2021, respectively.
Public Warrants and Private Placement Warrants

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

As the accounting acquirer, Legacy Forge is deemed to have assumed warrants for Class A common stock that were held by Motive Capital Funds Sponsor, LLC (the “Sponsor”) at an exercise price of $11.50 ("Private Placement Warrants"), 13,799,940 Class A common stock warrants held by MOTV's shareholders at an exercise price of $11.50 ("Public Warrants"), and 4,666,664 Public Warrants at an exercise price of $11.50 that were issued in connection with the A&R FPA that was consummated upon the Closing Date. In accordance with the warrant agreement pursuant to which the warrants were issued, warrants will become exercisable on April 21, 2022, subject to other terms of the warrant agreement, including but not limited to, the Company having an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. The warrants will expire in five years after the completion of the Business Combination, or earlier upon redemption or liquidation.
Subsequent to the Merger, the Private Placement Warrants and Public Warrants for shares of common stock meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement Warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to the entity's own stock. Therefore, these warrants are classified as liabilities on the condensed consolidated balance sheets.
On June 9, 2022, the Company issued a redemption notice to warrant holders announcing that it would redeem all of its Public Warrants (including the 4,666,664 Public Warrants that were issued in connection with the A&R FPA) on July 11, 2022 at 5:00 p.m. New York City Time (the "Redemption Date") for $0.01 per Public Warrant (the "Redemption"). After such notice and prior to the Redemption Date, warrant holders were entitled to exercise the Public Warrants at an exercise price of $11.50 per share of the Company's common stock. Any Public Warrants not exercised by the Redemption Date were automatically redeemed by the Company at a price of $0.01 per Public Warrant.

During the six months ended June 30, 2022, in connection with the Redemption, 1,994,022 Public Warrants were exercised at an exercise price of $11.50 per share of common stock, for an aggregate of 1,994,022 shares. Total cash proceeds generated from such exercises were $22,931, of which $795 was recorded to Prepaid expenses and other current assets within the unaudited condensed consolidated balance sheets as of June 30, 2022. The change in fair value of warrant liabilities was recorded through the date of exercise as change in fair value of warrant liabilities within the unaudited condensed consolidated statements of operations and comprehensive loss. Additionally, the fair value of the warrant liability as of the exercise date of $698 was reclassified to additional paid-in capital within the unaudited condensed consolidated balance sheets as of June 30, 2022.

During July 2022, an additional 768 Public Warrants were exercised at an exercise price of $11.50 per share of common stock, for an aggregate of 768 shares of the Company's common stock. Total cash proceeds generated from Public Warrant exercises in July 2022 were $9. On July 11, 2022, the remaining 16,471,814 Public Warrants still outstanding were redeemed at a price of $0.01 per Public Warrant for an aggregate cash payment from the Company of $165 On July 11, 2022, the Public Warrants were delisted from the NYSE.

As of June 30, 2022, the following warrants were outstanding:

Warrant Type	Shares	Exercise Price per Share
Public	16,472,582	$11.50
Private	7,386,667	$11.50

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
Reserve for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	June 30, 2022	December 31, 2021
Conversion of convertible preferred stock	—	86,815,192
Warrants to purchase convertible preferred stock	—	3,540,546
Warrants to purchase common stock	3,774,437	233,891
Shares available for grant under 2018 Plan	—	1,133,920
Stock options issued and outstanding under 2018 Plan	14,460,726	15,712,433
Shares available for grant under 2022 Plan	7,420,662	—
RSUs issued and outstanding under 2022 Plan	5,478,842	—
Stock options issued and outstanding under 2022 Plan	—	—
Shares available for grant under 2022 ESPP	4,072,000	—
Outstanding Private Placement Warrants	7,386,667	—
Outstanding Public Warrants	16,472,582	—
Total shares of common stock reserved	59,065,916	107,435,982

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

Stock options
Stock options generally vest over four years and expire ten years from the date of grant. Vested stock options generally expire from three months to five years after termination of employment. Stock option activity during the six months ended June 30, 2022 consisted of the following:

	Stock Options	Weighted Average Exercise Price	Weighted- Average Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	5,031,310	$6.85	9.2	$120,491
Retroactive application of recapitalization	10,681,124	$(4.66)
Balance as of December 31, 2021	15,712,434	$2.19
Exercised	(341,209)	$1.48
Cancelled/Forfeited/Expired	(910,499)	$0.84
Balance as of June 30, 2022	14,460,726	$2.29	8.3	$120,159
Vested and exercisable as of June 30, 2022	5,867,655	$1.34	7.8	$54,362
The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2022 and 2021 were $0 and $2.96 per share, respectively. The total grant date fair value of stock options vested during the six months ended June 30, 2022 and 2021 was $9,406 and $4,778, respectively.
The Company recorded share-based compensation of $10,143 and $2,359 for the six months ended June 30, 2022 and 2021, respectively, related to stock options. In addition, for the six months ended June 30, 2022, the Company recognized share-based compensation expense of $621 related to pre-close issuance of common stock for services.
Future share-based compensation for unvested stock options granted and outstanding as of June 30, 2022, is $16,158, which is to be recognized over a weighted-average period of 2.4 years .
Performance and Market Condition Options
In May 2021, Legacy Forge’s board of directors granted the Chief Executive Officer a performance and market condition-based option covering 3,122,931 shares of Legacy Forge's Class AA common stock with an exercise price of $3.9760 per share. The options are divided into three tranches of 1,040,976 options, 1,040,976 options and 1,040,979 options, corresponding to the three Aggregate Exit Proceeds Thresholds (as defined below). The awards vest only upon the satisfaction of (1) certain performance conditions, which is the occurrence of an IPO, merger with a SPAC, or a secondary sale for total proceeds of at least $250,000 and (2) market condition, which is holders of Legacy Forge's B-1 Preferred Stock having realized (i) aggregate exit proceeds with fair market value of at least $9.94, $14.91, and $19.88 per share (the “Share Price Thresholds”); and (ii) an aggregate interest rate compounded annually which, when used as the discount rate to calculate the net present value, with respect to the occurrence of an IPO, merger with a SPAC or acquisition, that is equal to or greater than 20.0%, 30.0% and 35.0% (the “IRR Thresholds”, and together with the Share Price Thresholds, the “Aggregate Exit Proceeds Thresholds”). In the event of an IPO or a merger with a SPAC, the Aggregate Exit Proceeds Thresholds are measured on the basis of the closing price average for any trailing 20 trading day period (the “Measurement Period”) that occurs following such IPO or a merger with a SPAC, with the Measurement Period commencing upon expiration of the 180-day lock-up period following such IPO or merger with a SPAC, until the options expire or the Chief Executive Officer ceases to provide services to the Company. The options expire within 10 years less one day following the grant date. Upon consummation of the Merger, the performance condition was met and the Company recorded cumulative catch-up compensation expense of $4,564. Total compensation expense recognized for the performance and market condition-based option during the six months ended June 30, 2022 was $5,139.

The Company used the Monte Carlo simulation model to determine the fair value of the options with performance and market-based vesting conditions for purposes of calculating share-based compensation expense if vesting conditions met. The Monte Carlo simulation model incorporates the probability of satisfying performance and market conditions and uses

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

transaction details such as stock price, contractual terms, maturity and risk-free interest rates, as well as volatility. The fair value of the options with no performance or market vesting conditions is based on the market value of common stock on the date of grant. The fair value of the performance-based stock options was $2.27 per option share estimated using the Monte Carlo simulation methodology. The unrecognized compensation expense was $1,957 as of June 30, 2022.
Early Exercised Options
Under the 2018 Plan, certain stock option holders may have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the option holders, until the options are fully vested. As of June 30, 2022 and December 31, 2021, the cash proceeds received for unvested shares of common stock recorded within accrued expenses and other current liabilities in the condensed consolidated balance sheets were $1,017 and $785, respectively, which will be transferred to additional paid-in capital upon vesting.
Nonrecourse Promissory Notes to Early Exercise Stock Options
In the six months ended June 30, 2021, certain executive officers of the company exercised stock options early by executing promissory notes. The Company has accounted for the promissory notes as nonrecourse in their entirety since the promissory notes are not aligned with a corresponding percentage of the underlying shares. Such arrangements were accounted for as modifications to the original stock options to which they relate, as the maturity date of the promissory notes reflects the legal term of the stock option for purposes of valuing the award.
During the six months ended June 30, 2022, there were no promissory notes issued upon early exercise of options. All outstanding promissory notes have been settled as of June 30, 2022.
Options Granted to Directors
In July 2021, Legacy Forge’s board of directors granted options to certain members of the board in connection with their services, to purchase 499,669 shares of Legacy Forge's Class AA common stock at exercise price of $5.43 per share. Subject to the option agreement, the options shall vest in full and become exercisable as of immediately prior to the consummation of a deemed liquidation event or SPAC transaction. The performance-based vesting condition for the options granted to certain board members was satisfied as of June 30, 2022 and the Company recorded $1,233 of share-based compensation expense related to the options granted to certain board members. The fair value has been estimated using the Black-Scholes pricing model with the following assumptions:

Fair value of common stock	$6.11
Expected term (years)	5.3
Expected volatility	40.0%
Risk-free interest rate	0.7%
Expected dividend yield	0.0%
RSAs
Certain RSAs were granted to the Company's executives in exchange for consideration at a specified strike price and were further subject to vesting conditions. To the extent unvested, the shares issued in respect of such RSAs remain subject to repurchase. As of June 30, 2022 and December 31, 2021, there were 130,123 and no shares that were subject to repurchase,

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

respectively, with the aggregate exercise price of $34 and $0, respectively. The related common stock unvested liability is included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheet.
The Company recorded share-based compensation expense of $371 and $445 for the six months ended June 30, 2022 and 2021, respectively, related to RSAs. There was no unrecognized expense related to RSAs as of June 30, 2022.
RSUs
The Company’s RSUs are convertible into shares of the Company’s common stock upon vesting on a one-to-one basis, and generally contain time-based vesting conditions only. On June 1, 2022, the Compensation Committee of the Company's board of directors granted a total of 3,745,873 RSUs to employees. The RSUs contain time-based vesting conditions only, vesting over the service period of three to four years.
During June 2022, 126,168 RSUs were cancelled due to terminations. Of the remaining 3,619,705 RSUs, none were vested as of June 30, 2022. During the three and six months ended June 30, 2022, the Company recognized share-based compensation expense of $2,526 related to the RSUs. Future share-based compensation expense for RSUs outstanding as of June 30, 2022 was $70,809, which is to be recognized over a a weighted-average period of 3.1 years.
Executive Retention RSUs
On June 1, 2022, as a result of the consummation of the Merger, the Compensation Committee of the Company's board of directors granted a total of 1,859,137 RSUs to certain executives (the “Executive Retention RSUs”) that contained market-based vesting conditions in addition to time-based vesting conditions. The Executive Retention RSUs vest in three equal tranches on the earlier of: (1) first, second and third anniversaries of the consummation of the Merger, respectively, (the “Time Vesting Component”) or (2) achievement of following market-based conditions:

(a) in the event the Company’s stock price meets or exceeds the price of $12.50 per share during the RSU Measurement Period (defined below), the first tranche will vest immediately, and the Time Vesting Component of the second and the third tranches will be accelerated by six months;
(b) in the event the Company’s stock price meets or exceeds the price of $15.00 per share during the RSU Measurement Period (defined below), the second tranche will vest immediately, and the Time Vesting Component of the third tranche will be accelerated by additional six months.
The RSU Measurement Period is equal to 20 trading days within any 30 trading day period commencing upon the expiration of a six-month lock-up period following the Merger.
The fair value per share for the Executive Retention RSUs was determined by reference to the market price of the Company’s shares at the date of the grant, which was $20.26 per share. The Company used the Monte Carlo simulation model to determine the derived service period for the Executive Retention RSUs for the purposes of calculating the respective share-based compensation expense. The significant inputs used in the valuation included the Company's closing stock price as of the grant date of $20.26, cost of equity of 9.0%, dividend yield of 0.0%, volatility of 35.7% and risk-free rate of 2.8%. The derived service period for the first, second, and third tranche of the Executive Retention RSUs was 0.4 years, 0.4 years, and 1.8 years, respectively.
No Executive Retention RSUs were vested as of June 30, 2022. During the three and six months ended June 30, 2022, the Company recognized share-based compensation expense of $5,733 related to the Executive Retention RSUs. Future share-based compensation expense for the Executive Retention RSUs outstanding as of June 30, 2022 was $31,933, which is to be recognized over a weighted-average period of 0.8 years.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

13.Income Taxes
The Company’s effective tax rate from continuing operations was (0.7)% and (0.2)% for the three and six months ended June 30, 2022, respectively, and (0.1)% and 0.1% for the three and six months June 30, 2021, respectively. The Company’s full allowance in the United States caused the year-to-date effective tax rate to be different from the U.S. federal statutory tax rate.
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
Subsequent to the Merger, the Company has one class of common stock. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period using the two-class method. The Company’s convertible notes, convertible preferred stock, stock options, warrants, and early exercised stock options are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders because the holders of these securities do not have a contractual right to share in the Company's losses, and their effect would be antidilutive. Therefore, the net loss for the six months ended June 30, 2022 was attributed to common stockholders only.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Numerator:
Net loss attributable to common stockholders, basic	$(5,119)	$(8,003)	$(69,543)	$(7,065)
Less: Decrease in fair value of public warrants	$(28,757)	$—	$(10,291)	$—
Net loss attributable to common stockholders, diluted	$(33,876)	$(8,003)	$(79,834)	$(7,065)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, basic	167,052,900	52,504,601	116,815,363	57,038,093
Dilutive effect of common share equivalents	6,525,193	—	3,769,222	—
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, diluted	173,578,093	52,504,601	120,584,585	57,038,093
Net loss per share attributed to common stockholders:
Basic	$(0.03)	$(0.15)	$(0.60)	$(0.12)
Diluted	$(0.20)	$(0.15)	$(0.66)	$(0.12)

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

The following potentially dilutive shares were excluded in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible preferred stock	—	73,914,150	—	73,914,150
Outstanding options	14,460,726	14,346,504	14,460,726	14,346,504
Common stock and preferred stock warrants	3,774,437	3,774,437	3,774,437	3,774,437
Private Placement Warrants issued upon Merger	7,386,667	—	7,386,667	—
Common stock subject to repurchase	2,065,747	11,370,860	2,065,747	11,370,860
Restricted stock units	5,478,842	—	5,478,842	—
Total	33,166,419	103,405,951	33,166,419	103,405,951

15.Related Party Transactions
In October 2019, Legacy Forge issued convertible notes to investors, of which $2,400 was received from certain directors and employees of Legacy Forge. As of December 31, 2020, Legacy Forge had a $2,400 related party balance on convertible notes outstanding. The notes were fully repaid in January 2021.
Legacy Forge entered into client engagement agreements with certain companies to serve as exclusive transaction agent to help facilitate private purchases of shares of issuers. These companies are identified as related parties who are holders of either Legacy Forge’s common stock or redeemable convertible preferred stock. The Company recognized $631 in placement fee revenue in the unaudited condensed consolidated statements of operations and comprehensive loss for trades executed with the underlying LLCs and portfolio companies for the six months ended June 30, 2022. The associated revenue recognized for the six months ended June 30, 2021 is immaterial.
Financial Technology Partners LP (“Financial Technology Partners”), a shareholder of the Company and affiliated entity of one of the Company's former directors, previously served as financial and strategic advisor to the Company on its financing, merger, and acquisition transactions. During the six months ended June 30, 2022, the Company incurred $18,283 in fees to Financial Technology Partners, of which $17,356 was related to common stock issued during the Merger and was recorded as a reduction to additional paid-in capital. The remaining $927 was related to issuance of Public and Private Placement Warrants, including warrants issued to A&R FPA investors, and was expensed immediately upon consummation of the Merger as acquisition-related transaction cost in the unaudited condensed consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2021, the Company incurred $4,930 in fees to Financial Technology Partners.
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

16.Subsequent Events
In July 2022, 768 Public Warrants were exercised and the remaining 16,471,814 Public Warrants were redeemed. See Note 11.

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
We operate as one business, a fully integrated private markets service provider. Since inception, we have added complementary pillars to provide the access, transparency and solutions that companies, as well as institutional and individual investors and shareholders, need to confidently navigate and efficiently transact in the private market. The four pillars that make up our business are:
•Forge Markets — Our online platform that connects potential investors with private company shareholders and enables them to efficiently facilitate private share transactions.
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
Corporate History and Background

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
Recent Developments
Upgrades to Forge Intelligence
We recently announced upgrades to Forge Intelligence designed to enhance the experience for our customers and provide even more visibility into the private market to enable more intelligent investing. The new Forge Intelligence experience includes front-and-center data on the biggest price movers on the Forge platform, showing data customers which private companies have encountered the largest secondary price swings. Visual summaries of trade activity now alert data customers to changes in pricing since they last logged in to Forge Intelligence and instantly summarize companies with the most prolific trading activity. Additional enhancements also include two new integrated data sets accessible to Forge Intelligence customers. Membership Interest Transfers, which are sells of fund units directly between clients, are now included in the secondary transactions table and price history overlay. Forge Intelligence customers will also now be able to access enhanced public market data, providing the users with an expanded breadth of data points to enhance pricing and valuation analysis.
In addition to the revenue we expect to generate through our data business, we believe that information provided to subscribers will also drive volume on Forge Markets, resulting in additional trading volume and revenue. In addition to enhancements to Forge Intelligence, we extended Volume Weighted Average Price (VWAP) of private stocks beyond the Forge Data platform to Forge Markets clients. Private market participants will be able to view VWAP on private company stocks that trade through the Forge platform when logged into Forge Markets. Extending VWAP to our Markets clients is one more way that Forge enables our clients to confidently participate in the private market. We continue to sign up new customers while investing in our sales, marketing and technology.
Other Recent Developments
During the three months ended June 30, 2022 we signed an agreement with Morgan Stanley Smith Barney LLC (“MSSB”) under which MSSB may direct their customers’ orders of equity securities of private issuers to the Forge Markets platform.

During the three months ended June 30, 2022 we decided to transition the base of our Asia operations from Hong Kong to Singapore. The impact of the relocation is immaterial to the Company.
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
In response to these developments, we took precautionary measures to ensure the safety of our employees, support our customers, and mitigate the impact on our financial position and operations. We implemented remote working capabilities for the vast majority of employees in our organization with minimal disruption to our operations or key operating performance indicators. We also identified opportunistic expense reductions which increased operating efficiencies and provided additional profitability in the period.

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

While as of the date of this Report, the extent to which COVID-19 may impact our future financial condition or results of operations is still uncertain, we are not aware of any specific event or circumstance that would require revisions to estimates, updates to judgments, or adjustments to the carrying value of assets or liabilities. These estimates may change as new events occur and additional information is obtained.
Russia and Ukraine Conflict

The military conflict between Russia and Ukraine that began in February 2022 continues as of the date of this Report. As the conflict continues to evolve, we are closely monitoring the impact on our business. The conflict, and the sanctions and counter-sanctions imposed in response to it, have created increased economic uncertainty and operational complexity globally. While we have no direct exposure to Russia and Ukraine, and do not at the moment believe the situation will have a material impact our operating results, we are monitoring any broader economic impact from the situation. Should the conflict continue or escalate, it could have a significant negative effect on the global economy or on our operations, including continued global inflationary pressures, supply chain and logistics disruptions, volatility in foreign exchange rates and interest rates, and heightened cybersecurity threats.

Key factors affecting our performance
The key factors affecting our performance described below are not the only ones applicable to us. We believe that the growth of our business and our future success are dependent upon a number of key factors, including the following:
Growing our Customer Base
Sustaining our growth requires continued adoption of our platform by new customers and increased usage by current customers. We plan to continue to introduce products and features to attract and retain current and new customers, and we plan to seek to increase brand awareness and customer adoption of our platform through digital and broad-scale advertising. The circumstances that we believe can accelerate the growth of our customer base may not continue in the future.
Expanding our Relationship with Existing Customers
Our revenue has grown historically as we have introduced new products and features to our customers and as our customers have increased their usage of our platform. However, certain circumstances that have accelerated the growth of our business may not continue in the future. We aim to grow with our customers over time and to grow our relationship with our customers as they build and manage their wealth. In the future, our Forge Markets customers can become our Forge Trust customers as they increase their frequency and volume of trading through our platform, and cross over to opening custody accounts. These customers would also generate significant amounts of new data that is then monetized into our Forge Data offerings, which in turn, creates additional opportunity for us to convert existing trading and custodian customers into data subscribers. Vice versa, our customers that start initially as data subscription customers can find value in our custodial and trading offerings and become customers of all three offerings. Our ability to expand our relationship with our customers will be an important contributor to our long-term growth.
Investing in our Platform
We intend to continue to invest in our platform capabilities and regulatory and compliance functions to support new and existing customers and products that we believe will drive our growth. As our customer base and platform functionalities expand, areas of investment priority include product innovation, automation, technology and infrastructure improvements and customer support. We believe these investments will contribute to our long-term growth. Additionally, we strive to strengthen our relationships with our customers by responding to customer feedback not only through the introduction of new products, but also through improvements to our existing products and services. In this period of market disruption, we are focused on building by improving our platform to drive down the cost and time of trading. During the three months ended June 30, 2022 we released new features on our platform which include predictive analytics that use machine learning to recommend the most likely buyers and sellers of certain stocks, and dashboard features that enable faster, more efficient trading that reduce the time it takes to close trades.
We expect to increase headcount within our product, design, engineering, compliance, marketing, customer support and other teams to develop these capabilities and drive growth and deliver efficient support of a larger customer base for our business.

Private Market Trends
Our results of operations are impacted by the overall health of the economy, and consumer and institutional investing patterns, which include the following key drivers:
•Market Trends. As private market investing continues and the number of venture-backed companies and unicorns increases, and companies stay private longer, our supply and demand will fluctuate accordingly. On the secondary market, the number of distinct issuers with shares offered for sale on our platform was higher for the three months ended June 30, 2022, than in any other quarter – as companies delayed IPOs, cancelled SPACs, marked down 409A valuations, and liquidity in the public market remained out or reach for many. Consequently, there are more shareholders (employees and early investors) looking for liquidity. The record number of unique companies on our platform for the three months ended June 30, 2022 was accompanied by a slight narrowing of the spread between the price sellers are asking for their shares and the price at which buyers want to buy compared to the previous quarter ended March 31, 2022. Although our operating history has coincided with a period of general macroeconomic growth in the United States, particularly in the U.S. equity markets, which has previously stimulated growth in overall investment activity on our platform, we have and may continue to be impacted by any slowdowns in growth or downturns and volatility in the private equity markets.

•Consumer Behavior. Buyers' and sellers' behaviors vary over time and are affected by numerous conditions. For example, behavior may be impacted by social or economic factors such as changes in disposable income levels and the need for liquidity, employee tenure at a venture-backed firm, general interest in investing, interest rate levels, and reaction to stock market volatility. There may also be high profile IPOs, SPACs, or idiosyncratic events impacting single companies that impact consumer behavior. These shifts in consumer behavior may influence interest in our products over time.

•Macroeconomic Events. Customer and business behavior is impacted by the overall macroeconomic environment, which is influenced by events such as the ongoing COVID-19 pandemic (including the COVID-19 vaccine development and responsive measures taken by the U.S. government), global supply chain disruptions, rising inflation, and the military conflict between Russia and Ukraine, as well as its effects on both global business and individuals’ behavior. In addition, the COVID-19 pandemic has caused significant global supply chain disruptions, both domestically and globally, contributing to rapidly rising inflation and increased market volatility. The Federal Reserve's recent increase of the interest rates as a key measure for containing rising inflation had a further economic effect resulting in slowed economic growth and increased public and private market uncertainties. The military conflict between Russia and Ukraine has also contributed to a rise in energy and commodity prices and further contributed to the deterioration of global and regional economies. While these circumstances continue to evolve, and the outcomes remain highly uncertain, there is a risk that such events might have an unfavorable impact on behavior of our customers, including changes in their investment preferences.

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

Types of Structures
We have facilitated direct trades, trades in both our own special purpose vehicles ("SPVs") and other firms’ funds, and certain forward agreements. We may adjust placement fees to account for the operational costs of these transaction types, and we incur certain transaction-based costs depending on the structure. The mix of trades in different structures will impact our overall take rate and revenues.
Types of Buyers/Sellers
The type of client may influence our placement fee revenue. Examples of a type of client are institutional and individual clients, who may receive various placement fee rates depending on different factors. Having clients that come to our platform through external brokers or FCS programs may also impact our placement fee revenue. The mix of clients in any given period will impact our overall take rate and revenues.
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

Key Business Metrics

We monitor the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. The tables below reflect period-over-period changes in our key business metrics, along with the percentage change between such periods. The results of our trading business (Forge Markets) and our custody business (Forge Custody) are presented for the interim periods below. We believe the following business metrics are useful in evaluating our business:

	Three Months Ended June 30,				Six Months Ended June 30,
Dollars in thousands	2022	2021	Change	% Change	2022	2021	Change	% Change
TRADING BUSINESS
Trades	630	1,370	(740)	(54)%	1,226	2,884	(1,658)	(57)%
Volume	$331,794	$914,990	$(583,196)	(64)%	$749,755	$1,672,841	$(923,086)	(55)%
Net Take Rate	3.2%	3.4%	(0.2)%	(6)%	3.4%	3.5%	(0.1)%	(3)%
Placement fee revenues, less transaction-based expenses	$10,773	$31,329	$(20,556)	(66)%	$25,225	$57,862	$(32,637)	(56)%

•Trades are defined as the total number of orders executed by the Company and acquired entities buying and selling private stocks on behalf of private investors and shareholders. Increasing the number of orders is critical to increasing our revenue and, in turn, to achieving profitability.

•Volume is defined as the total sales value for all securities traded through our Forge Markets platform. Volume is defined as the aggregate value of the issuer company’s equity attributed to both the buyer and seller in a trade; the Company typically captures a commission on both sides, and as such a $100 trade of equity between buyer and seller would be captured as $200 volume for the Company. Volume is influenced by, among other things, the pricing and quality of our services as well as market conditions that affect private company valuations, such as increases in valuations of comparable companies at initial public offering.
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

	As of June 30,
Dollars in thousands	2022	2021	Change	% Change
CUSTODY BUSINESS
Total Custodial Accounts	1,739,838	1,880,564	(140,726)	(7)%
Assets Under Custody	$15,274,252	$14,585,683	$688,569	5%

•Total Custodial Accounts, previously called Billable Core and Platform Accounts, are defined as our customers’ custodial accounts that are established on our platform and billable. These relate to our Custodial Administration fees revenue stream and are an important measure of our business as the number of Total Custodial Accounts is an indicator of our future revenues from certain account maintenance, transaction, and sub-account fees. Total Custodial Accounts declined during the three months ended June 30, 2022 due to one-time closures made by one of the Company's partners.
•Assets Under Custody is the reported value of all client holdings held under our agreements, including cash submitted to us by the responsible party. These assets can be held at various financial institutions, issuers, and in our vault. As the custodian of the accounts, we collect all interest and dividends, handle all fees and transactions and any other considerations for the assets concerned. Our fees are earned from the overall maintenance activities of all assets and are not charged on the basis of the dollar value of Assets Under Custody, but we believe that Assets Under Custody is a useful metric for assessing the relative size and scope of our business.

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
The following table reconciles net loss to Adjusted EBITDA for the Company for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(5,119)	$(8,003)	$(69,543)	$(7,065)
Add:
Interest (income) expense, net	(266)	1,780	(287)	2,334
Provision for (benefit from) income taxes	35	4	158	(4)
Depreciation and amortization	2,021	1,356	3,103	2,752
Loss on impairment of long lived assets	181	—	446	—
Share-based compensation expense	10,740	5,892	19,262	7,151
Change in fair value of warrant liabilities	(20,558)	5,404	5,402	6,312
Acquisition-related transaction costs(1)	692	92	4,398	92
Transaction bonus (2)	—	—	17,735	—
Adjusted EBITDA	$(12,274)	$6,525	$(19,326)	$11,572

(1)Acquisition-related transaction costs include transaction costs related to the Business Combination, which consisted of legal, accounting, and other professional services directly related to the Merger, direct and incremental expenses in connection with business acquisitions, which consist primarily of professional services fees for investment banking advisors, legal services, accounting advisory, and other external costs directly related to acquisitions and other strategic opportunities.
(2)Represents a one-time transaction bonus to certain executives as a result of consummation of the Merger, included in the compensation and benefits in the unaudited condensed consolidated statements of operations and comprehensive loss.

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
We categorize our services into the following three categories:
Placement fees — We maintain a platform which generates revenues through our Forge Markets offering with volume-based fees sourced from institutions, individual investors and private equity holders. Placement fees represent fees charged by us for executing a private placement on our platform. We earn agency placement fees in non-underwritten transactions, such as private placements of equity securities. We enter into arrangements with individual accredited customers or pooled investment vehicles to execute private placements in the secondary market. We anticipate placement fees to grow in the long run as the secondary market continues to grow and the Company continues to execute trades more efficiently.
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
Subscription Fees — We generate revenues through our Forge Data offerings with subscription fees earned from our data product, Forge Intelligence, and through our FCS fees. We anticipate subscription fees to grow as we expand our sales and marketing efforts and develop more features and products. Subscription fees were not material for the periods presented and were included as part of placement fees in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.
Transaction-based expenses
Transaction-based expenses represent fees incurred to support placement activities. These include expenses for fund insurance, fund management, fund and trade settlement, external broker fees, and transfer fees. We generally expect these expenses to increase in absolute dollars as our placement fee revenue grows.
Compensation and benefits
Compensation and benefits expense is our most significant operating expense and includes employee wages, bonuses, share-based compensation, severance costs, benefits, and employer taxes. The bonus component of our compensation and benefits expense consists of incentive bonuses, which are based on both our financial performance and individual employee performance, and transaction bonuses, which are related to the consummation of the Business Combination for certain employees. We expect our compensation and benefits expense to increase as our revenue grows and we hire additional personnel to continue developing new products and services and increase the functionality of our platform. In addition, the share-based compensation component of the compensation and benefits expense may or may not increase as we continue to align our headcount with current and future business needs.

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
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations and comprehensive loss for the interim periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Placement fees	$10,951	$32,945	$25,536	$60,454
Custodial administration fees	5,689	5,728	11,126	10,274
Total revenues	$16,640	$38,673	$36,662	$70,728
Transaction-based expenses:
Transaction-based expenses	(178)	(1,616)	(311)	(2,592)
Total revenues, less transaction-based expenses	$16,462	$37,057	$36,351	$68,136
Operating expenses:
Compensation and benefits	27,384	27,361	71,024	47,857
Professional services	3,853	4,104	7,370	6,804
Acquisition-related transaction costs	692	92	4,398	92
Advertising and market development	1,441	858	2,945	1,845
Rent and occupancy	1,140	910	2,706	1,797
Technology and communications	2,809	2,146	4,832	3,580
General and administrative	3,170	1,035	4,772	1,988
Depreciation and amortization	2,021	1,356	3,103	2,752
Total operating expenses	$42,510	$37,862	$101,150	$66,715
Operating (loss) income	$(26,048)	$(805)	$(64,799)	$1,421
Interest expenses and other income (expenses):
Interest income (expenses), net	266	(1,780)	287	(2,334)
Change in fair value of warrant liabilities	20,558	(5,404)	(5,402)	(6,312)
Other income (loss), net	140	(10)	529	156
Total interest income (expenses) and other income (expenses)	$20,964	$(7,194)	$(4,586)	$(8,490)
Loss before provision for income taxes	$(5,084)	$(7,999)	$(69,385)	$(7,069)
Provision for (benefit from) income taxes	35	4	158	(4)
Net loss and comprehensive loss	$(5,119)	$(8,003)	$(69,543)	$(7,065)

The following table sets forth our unaudited condensed consolidated statements of operations and comprehensive loss data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as a percentage of revenue)		(as a percentage of revenue)
Revenues:
Placement fees	66%	85%	70%	85%
Custodial administration fees	34%	15%	30%	15%
Total revenues	100%	100%	100%	100%
Transaction-based expenses:
Transaction-based expenses	(1)%	(4)%	(1)%	(4)%
Total revenues, less transaction-based expenses	99%	96%	99%	96%
Operating expenses:
Compensation and benefits	165%	71%	194%	68%
Professional services	23%	11%	20%	10%
Acquisition-related transaction costs	4%	—%	12%	—%
Advertising and market development	9%	2%	8%	2%
Rent and occupancy	7%	2%	7%	2%
Technology and communications	17%	6%	13%	5%
General and administrative	19%	3%	13%	3%
Depreciation and amortization	12%	3%	9%	4%
Total operating expenses	255%	98%	276%	94%
Operating (loss) income	(157)%	(2)%	(177)%	2%
Interest expenses and other income (expenses):
Interest income (expenses), net	2%	(5)%	1%	(3)%
Change in fair value of warrant liabilities	123%	(14)%	(15)%	(9)%
Other income (loss), net	1%	—%	1%	—%
Total interest income (expenses) and other income (expenses)	126%	(19)%	(13)%	(12)%
Loss before provision for income taxes	(31)%	(21)%	(189)%	(10)%
Provision for (benefit from) income taxes	—%	—%	1%	—%
Net loss and comprehensive loss	(31)%	(21)%	(190)%	(10)%

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Placement fees	$10,951	$32,945	$(21,994)	(67)%	$25,536	$60,454	$(34,918)	(58)%
Custodial administration fees	5,689	5,728	(39)	(1)%	11,126	10,274	852	8%
Total revenues	$16,640	$38,673	$(22,033)	(57)%	$36,662	$70,728	$(34,066)	(48)%

Comparison of Three Months Ended June 30, 2022 and 2021

Revenue was $16.6 million for the three months ended June 30, 2022 compared to $38.7 million for the three months ended June 30, 2021, representing a decrease of $22.0 million, or 57%, driven primarily by lower trading volumes. We attribute lower trading volumes to macroeconomic and geopolitical instability that triggered a higher spread between the price sellers are asking for their shares and the price at which buyers want to buy. We believe buyers have also paused due to high market volatility and uncertain market conditions.

Placement fees decreased by $22.0 million, or 67%, driven by lower trading volumes.
Custodial administration fees decreased by less than $0.1 million.

Comparison of Six Months Ended June 30, 2022 and 2021

Revenue was $36.7 million for the six months ended June 30, 2022 compared to $70.7 million for the six months ended June 30, 2021, representing a decrease of $34.1 million, or 48%, driven primarily by lower trading volumes. We attribute lower trading volumes to macroeconomic and geopolitical instability that triggered a higher spread between the price sellers are asking for their shares and the price at which buyers want to buy. We believe buyers have also paused due to high market volatility and uncertain market conditions.
Placement fees decreased by $34.9 million, or 58%, driven by lower trading volumes.
Custodial administration fees increased by $0.9 million, or 8%, driven by increased fees for these services starting in the three months ended June 30, 2021 and growth in the number of average billable custodial accounts.
Transaction-based expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Transaction-based expenses	$(178)	$(1,616)	$1,438	(89)%	$(311)	$(2,592)	$2,281	(88)%

Comparison of Three Months Ended June 30, 2022 and 2021

Transaction-based expenses were $0.2 million for the three months ended June 30, 2022, compared to $1.6 million for the three months ended June 30, 2021, representing a decrease of $1.4 million or 89%, driven by the decline in the volume of transactions that gave rise to these expenses.

Comparison of Six Months Ended June 30, 2022 and 2021

Transaction-based expenses were $0.3 million for the six months ended June 30, 2022, compared to $2.6 million for the six months ended June 30, 2021, representing a decrease of $2.3 million or 88%, driven by the decline in the volume of transactions that gave rise to these expenses.

Compensation and benefits

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Salary	$11,293	$7,610	$3,683	48%	$22,104	$14,601	$7,503	51%
Bonus	3,933	12,894	(8,961)	(69)%	26,971	24,238	2,733	11%
Benefits	1,408	952	456	48%	2,670	1,843	827	45%
Share-based compensation	10,740	5,892	4,848	82%	19,262	7,151	12,111	169%
Other	10	13	(3)	(23)%	17	24	(7)	(29)%
Total compensation and benefits	$27,384	$27,361	$23	—%	$71,024	$47,857	$23,167	48%
Comparison of Three Months Ended June 30, 2022 and 2021
Compensation and benefits expense was $27.4 million for the three months ended June 30, 2022, was flat compared to $27.4 million for the three months ended June 30, 2021. An increase in share-based compensation expense of $4.8 million primarily related to RSUs of $8.3 million, of which $5.7 million relates to the Executive Retention RSUs granted to employees on June 1, 2022 , was partially offset by $4.3 million in secondary transactions in 2021. Refer to Note 12, "Share-

Based Compensation" to our unaudited condensed consolidated financial statements included elsewhere in this Report for more information. Additionally, the increase in compensation and benefits expense was attributable to increases in salaries of $3.7 million and benefits of $0.5 million from increases in headcount from organic growth of our business operations. These increases were partially offset by a decrease in bonus of $9.0 million driven by lower attainment of Company performance targets.

Comparison of Six Months Ended June 30, 2022 and 2021

Compensation and benefits expense was $71.0 million for the six months ended June 30, 2022, compared to $47.9 million for the six months ended June 30, 2021, representing an increase of $23.1 million, or 48%. The increase was primarily attributable to the increase of share-based compensation expense by $12.1 million related mainly to the compensation expense recognized on RSUs granted to employees on June 1, 2022 of $8.3 million and the cumulative catch-up compensation expense for some of the performance and market condition-based options in the amount of $5.8 million. Refer to Note 12, "Share-Based Compensation" to our unaudited condensed consolidated financial statements included elsewhere in this Report for more information. Additionally, the increase in compensation and benefits expense was attributable to the increase in employee salaries of $7.5 million and benefits in the amount of $0.8 million with increases in headcount from our organic growth of business operations. The increase in total bonus was driven by the one-time transaction bonus for certain executives of $17.7 million related to the consummation of the Business Combination, partially offset by a decrease in bonuses of $15.0 million or 62% primarily due to decrease in Company performance.

Professional services

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Professional services	$3,853	$4,104	$(251)	(6)%	$7,370	$6,804	$566	8%

Comparison of Three Months Ended June 30, 2022 and 2021

Professional services expense was $3.9 million for the three months ended June 30, 2022, compared to $4.1 million for the three months ended June 30, 2021, representing an decrease of $0.3 million, or 6%. The decrease in professional services expense was primarily related to advisor fees incurred in conjunction with the secondary sales of Legacy Forge common stock that took place during the three months ended June 30, 2021, partially offset by increase in compliance requirements as a result of becoming a public company.

Comparison of Six Months Ended June 30, 2022 and 2021

Professional services expense was $7.4 million for the six months ended June 30, 2022, compared to $6.8 million for the six months ended June 30, 2021, representing an increase of $0.6 million, or 8%. The increase in professional services was primarily due to additional accounting and finance expenses related to increased compliance requirements as a result of becoming a public company.

Acquisition-related transaction costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Acquisition-related transaction costs	$692	$92	$600	652%	$4,398	$92	$4,306	4680%

Comparison of Three Months Ended June 30, 2022 and 2021

Acquisition-related transaction costs were $0.7 million for the three months ended June 30, 2022, compared to $0.1 million for the three months ended June 30, 2021. The increase in acquisition-related transaction costs was primarily related to transaction expenses related to Merger and other strategic initiatives.

Comparison of Six Months Ended June 30, 2022 and 2021

Acquisition-related transaction costs were $4.4 million for the six months ended June 30, 2022, compared to $0.1 million for the six months ended June 30, 2021. The increase in acquisition-related transaction costs was primarily related to transaction costs related to the Merger.

Advertising and market development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Advertising and market development	$1,441	$858	$583	68%	$2,945	$1,845	$1,100	60%

Comparison of Three Months Ended June 30, 2022 and 2021

Advertising and market development expense was $1.4 million for the three months ended June 30, 2022, compared to $0.9 million for the three months ended June 30, 2021, representing an increase of $0.6 million, or 68%. The increase was driven by an increased investment in new customer acquisition.

Comparison of Six Months Ended June 30, 2022 and 2021

Advertising and market development expense was $2.9 million for the six months ended June 30, 2022, compared to $1.8 million for the six months ended June 30, 2021, representing an increase of $1.1 million, or 60%. The increase was driven by an increased investment in new customer acquisition.

Rent and occupancy

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Rent and occupancy	$1,140	$910	$230	25%	$2,706	$1,797	$909	51%

Comparison of Three Months Ended June 30, 2022 and 2021

Rent and occupancy expense was $1.1 million for the three months ended June 30, 2022, compared to $0.9 million for the three months ended June 30, 2021, representing an increase of $0.2 million, or 25%. The increase in rent and occupancy expenses is primarily due to one additional operating lease which commenced in December 2021.

Comparison of Six Months Ended June 30, 2022 and 2021

Rent and occupancy expense was $2.7 million for the six months ended June 30, 2022, compared to $1.8 million for the six months ended June 30, 2021, representing an increase of $0.9 million, or 51%. The increase in rent and occupancy expenses is primarily due to one additional operating lease which commenced in December 2021.

Technology and communications

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Technology and communications	$2,809	$2,146	$663	31%	$4,832	$3,580	$1,252	35%

Comparison of Three Months Ended June 30, 2022 and 2021

Technology and communications expense was $2.8 million for the three months ended June 30, 2022, compared to $2.1 million for the three months ended June 30, 2021, representing an increase of $0.7 million, or 31%. The increase in expense pertains primarily to an increase of $0.3 million in software expenses for our growing business, and an increase of $0.3 million for third party software development engineers for the continued development and maintenance of our platform.

Comparison of Six Months Ended June 30, 2022 and 2021

Technology and communications expense was$4.8 million for the six months ended June 30, 2022, compared to $3.6 million for the six months ended June 30, 2021, representing an increase of $1.3 million, or 35%. The increase in expense pertains primarily to an increase of $0.6 million in software expenses for our growing business, and an increase of $0.6 million for third party software development engineers for the continued development and maintenance of our platform.

General and administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
General and administrative	$3,170	$1,035	$2,135	206%	$4,772	$1,988	$2,784	140%

Comparison of Three Months Ended June 30, 2022 and 2021

General and administrative expense was $3.2 million for the three months ended June 30, 2022, compared to $1.0 million for the three months ended June 30, 2021, representing an increase of $2.1 million, or 206%. The increase in general and administrative expense was primarily driven by $1.6 million related to an increase in a company liability insurance. Additionally, we recognized impairment of long-lived assets of $0.2 million Refer to Note 5, "Condensed Consolidated Balance Sheet Components" to our unaudited condensed consolidated financial statements included elsewhere in this Report for more information.

Comparison of Six Months Ended June 30, 2022 and 2021

General and administrative expense was $4.8 million for the six months ended June 30, 2022, compared to $2.0 million for the six months ended June 30, 2021, representing an increase of $2.8 million, or 140%. The increase in general and administrative expense was primarily driven by $1.8 million related to an increase in a company liability insurance. Additionally, we recognized impairment of long-lived assets of $0.4 million Refer to Note 5, "Condensed Consolidated Balance Sheet Components" to our unaudited condensed consolidated financial statements included elsewhere in this Report for more information.

Depreciation and amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Depreciation and amortization	$2,021	$1,356	$665	49%	$3,103	$2,752	$351	13%

Comparison of Three Months Ended June 30, 2022 and 2021

Depreciation and amortization expense was $2.0 million for the three months ended June 30, 2022, compared to $1.4 million for the three months ended June 30, 2021, representing an increase of $0.7 million, or 49%. The increase was primarily driven by additional amortization expense of $0.7 million recognized on capitalized internal-use software placed in service as of June 30, 2022.

Comparison of Six Months Ended June 30, 2022 and 2021

Depreciation and amortization expense was $3.1 million for the six months ended June 30, 2022, compared to $2.8 million for the six months ended June 30, 2021, representing an increase of $0.4 million, or 13%. The increase was primarily driven by additional amortization expense of $0.7 million recognized on capitalized internal-use software placed in service during the three months ended June 30, 2022, partially offset by a decrease of $0.2 million by certain intangible assets becoming fully amortized by October 2021.

Interest income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Interest income (expenses), net	$266	$(1,780)	$2,046	(115)%	$287	$(2,334)	$2,621	(112)%

Comparison of Three Months Ended June 30, 2022 and 2021

Interest income, net, was $0.3 million for the three months ended June 30, 2022, compared to interest expense, net of $1.8 million for the three months ended June 30, 2021, representing a change of $2.0 million. The change was primarily driven by settlement of convertible notes and senior debt during the three months ended June 30, 2021.

Comparison of Six Months Ended June 30, 2022 and 2021

Interest income, net, was than $0.3 million for the six months ended June 30, 2022, compared to interest expense, net, of $2.3 million for the six months ended June 30, 2021, representing a change of $2.6 million. The change was primarily driven by settlement of convertible notes and senior debt during the six months ended June 30, 2021.

Change in fair value of warrant liabilities

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Change in fair value of warrant liabilities	$20,558	$(5,404)	$25,962	(480)%	$(5,402)	$(6,312)	$910	(14)%

Comparison of Three Months Ended June 30, 2022 and 2021

Gain from the change in fair value of warrant liabilities was $20.6 million for the three months ended June 30, 2022, compared to a loss of $5.4 million for the three months ended June 30, 2021, representing an increase of $26.0 million. The change was primarily driven by the decrease in the fair value of Public Warrants and exercise of some Public Warrants, partially offset by the increase in the fair value of Private Placement Warrants during the three months ended June 30, 2022.

Comparison of Six Months Ended June 30, 2022 and 2021

Loss from the change in fair value of warrant liabilities was $5.4 million for the six months ended June 30, 2022, compared to a loss of $6.3 million for the six months ended June 30, 2021, representing an increase of $0.9 million. The change was primarily driven by the increase in the fair value of Private Placement Warrants partially offset by decrease in the fair value of Public Warrants and exercise of Public Warrants during the six months ended June 30, 2021.

Other income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Other income (loss), net	$140	$(10)	$150	(1500)%	$529	$156	$373	239%

Comparison of Three Months Ended June 30, 2022 and 2021

Other income, net was $0.1 million for the three months ended June 30, 2022, compared to other loss, net of less than $0.1 million for the three months ended June 30, 2021, representing an increase of $0.2 million, driven by net gain on an equity investment.

Comparison of Six Months Ended June 30, 2022 and 2021

Other income, net was $0.5 million for the six months ended June 30, 2022, compared to other income, net of $0.2 million for the six months ended June 30, 2021, representing an increase of $0.4 million, driven by net gain on an equity investment.

Liquidity and Capital Resources
To date, we have financed our operations primarily through revenue from operations, issuances of securities, issuances of debt and proceeds from Business Combination. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and investments in business acquisitions.
As of June 30, 2022, our principal source of liquidity was our cash and cash equivalents balance of $204.9 million. Since our inception, we have generated operating losses as reflected in our accumulated deficit. We had an accumulated deficit of $148.1 million as of June 30, 2022.
We believe our existing cash and cash equivalents as of June 30, 2022 will be sufficient to meet our operating working capital and capital expenditure requirements for the foreseeable future. Our future financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform and the expansion of sales and marketing activities. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
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
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30, 2022
	2022	2021
Net cash provided by (used in):
Operating activities	$(48,362)	$17,938
Investing activities	$(3,435)	$(406)
Financing activities	$182,154	$30,309
Operating Activities
Cash used in operating activities for the six months ended June 30, 2022 of $48.4 million was primarily driven by our net loss of $69.5 million, adjusted for non-cash charges of $39.1 million and net cash outflow of $17.9 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $19.3 million, settlement of related party promissory notes of $5.5 million, changes in fair value of warrant liabilities of $5.4 million, transaction expenses related to the Merger of $3.1 million, depreciation and amortization of $3.1 million, amortization of right-of-use assets of $2.0 million, loss or impairment of long lived assets $0.4 million, and provisions for accounts receivable allowances of $0.3 million. The main drivers of the cash outflows from the changes in operating assets and liabilities were related to the decrease in accrued compensation and benefits of $12.7 million, increase in prepaid expenses and other assets in amount of $6.9 million, a decrease in operating lease liability of $2.6 million, and a decrease in accrued expenses and other current liabilities of $1.2 million, partially offset by a decrease in accounts receivable of $3.6 million and an increase in accounts payable of $1.8 million.
Cash provided by operating activities for the six months ended June 30, 2021 of $17.9 million was primarily related to our net loss of $7.1 million, adjusted for non-cash charges of $17.9 million and net cash inflows of $7.1 million related to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $7.2 million, changes in fair value of warrant liabilities of $6.3 million, depreciation and amortization of $2.8 million, amortization of right-of-use assets of $1.3 million, provisions for accounts receivable allowances of $0.2 million, and other non-cash charges of $0.1 million. The main drivers of the cash inflows were derived from the changes in operating assets and liabilities were related to an increase in accrued compensation and benefits of $4.4 million, an increase in accrued expenses and other liabilities of $2.8 million, a decrease in accounts receivable of $1.6 million, and a decrease in prepaid expenses and other assets of $0.2 million, partially offset by a decrease in operating lease liabilities of $1.7 million and a decrease in accounts payable of $0.1 million.
Investing Activities
Cash used in investing activities was $3.4 million for the six months ended June 30, 2022, which consisted primarily of cash paid for capitalized internal-use software of $3.2 million.
Cash used in investing activities was $0.4 million for the six months ended June 30, 2021, which consisted of cash paid for capitalized internal-use software of $0.4 million.
Financing Activities
Cash provided by financing activities was $182.2 million for six months ended June 30, 2022, which consisted primarily of proceeds from the PIPE and A&R FPA investors of $208.5 million, proceeds from exercise of Public Warrants of $22.1 million, proceeds from the Merger of $7.9 million, and proceeds from exercise of options of $0.5 million, partially offset by payments for offering costs of $56.9 million.
Cash provided by financing activities was $30.3 million for the six months ended June 30, 2021, which consisted primarily of proceeds from issuance of Series B-1 convertible preferred stock, net of issuance costs of $47.7 million, proceeds from issuance of Series B-2 convertible preferred stock, net of issuance costs of $1.6 million, and proceeds from exercise of options, including proceeds from repayment of promissory notes of $1.1 million, partially offset by repayment of notes payable in the amount of $19.4 million and payments for offering costs of $0.7 million.
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2022, and the years in which these obligations are due (in thousands):

	Total	Remainder of 2022	2023-2024	2025-2026	Thereafter
Operating lease obligations(1)	$8,032	$2,997	$4,642	$393	$—
Non-cancelable purchase obligations(2)	8,811	1,016	3,079	3,653	1,063
Total contractual obligations	$16,843	$4,013	$7,721	$4,046	$1,063

__________
(1)Our lease portfolio primarily includes leased office space, all of which are accounted for as operating leases. Total payments listed represent total minimum future lease payments.
(2)In the normal course of business, we entered into non-cancelable purchase commitments with various parties mainly for software products and services.

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

Share-Based Compensation
We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors and non-employees based on the grant date fair value of the awards. Prior to the Merger, the fair value of employee and non-employee stock options was determined on the grant date using the Black-Scholes option pricing model using various inputs, including the fair value of the underlying common stock, the expected term of the stock-based award, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of common stock. The assumptions used to determine the fair value of the stock-based awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.
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
During the three and six months ended June 30, 2022, there were no new option grants. The Black-Scholes assumptions used in evaluating our awards during the six months ended June 30, 2021 were as follows:

Fair value of common stock	$20.26
Expected term (years)	5.9 – 5.9
Expected volatility	121.7%
Risk-free interest	2.9% – 2.9%
Expected dividend yield	0.0%
The variables used in these models are reviewed on each grant date and adjusted, as needed. As we continue to accumulate additional data related to our common stock valuations and assumptions used in the Black-Scholes model, we may refine our estimates of these variables, which could materially affect our future stock-based compensation expense.
These estimates involved in calculating the fair value of our stock options involve inherent uncertainties and the application of significant judgment. We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimation process, which could materially impact our future stock-based compensation expense. As a measure of sensitivity, for every 10% increase in the estimated fair value of our stock options over management’s estimates at the grant dates of stock options, share-based compensation expense recognized for the six months ended June 30, 2022 would have increased by $1.0 million and share-based compensation expense recognized for the six months ended June 30, 2021 would have increased by $0.2 million.
In addition, we have issued performance-based stock options that vest based upon continued service through the vesting term and achievement of certain market conditions established by the board of directors for a predetermined period. We measure stock-based compensation expense for performance-based stock options containing market conditions based on the estimated grant date fair value determined using the Monte Carlo valuation model. We recognize compensation expense for such awards over the requisite service period using the accelerated attribution method when it becomes probable that the performance condition will be satisfied. For the six months ended June 30, 2022, we recognized $5.1 million of stock based compensation expense related to performance-based stock options.
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
The Company will no longer qualify as an emerging growth company as of December 31, 2022.

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
We perform a net interest sensitivity analysis to evaluate the effect that changes in interest rates might have on our revenue. The analysis assumes that the asset and liability structure of our consolidated balance sheet would not be changed as a result of a simulated change in interest rates. The results of the analysis based on our financial position for the three months ended June 30, 2022 and 2021 indicate that a hypothetical 50 basis point increase or decrease in interest rates would have impacted our custodial administration fee revenues by $0.6 million and $0.5 million, respectively. The results of this analysis for the six months ended June 30, 2022 and 2021 indicate that a hypothetical 50 basis point increase or decrease in interest rates would have impacted our custodial administration fee revenues by $1.1 million and $1.0 million, respectively.
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

On January 7, 2022, Erika McKiernan, in her capacity as Stockholder Representative for the former stockholders of SharesPost, filed a lawsuit against Forge in the Court of Chancery of the State of Delaware, asserting claims in connection with the Agreement and Plan of Merger, dated as of May 10, 2020, by and among Forge, SharesPost, Thanksgiving Merger Sub, Inc., and Erika McKiernan as the Stockholder Representative, as amended on November 6, 2020 (the “SharesPost Merger Agreement”). In general, the complaint asserts breaches of the SharesPost Merger Agreement and seeks declaratory judgments establishing those breaches. The complaint includes but is not limited to the following material allegations: (i) Forge breached the SharesPost Merger Agreement by failing to issue and deliver the warrants contemplated therein (the “Buyer Warrants”) in a form that Stockholder Representative claims that the parties agreed, but which is not the form reflected in the SharesPost Merger Agreement; (ii) Forge should be compelled to issue and deliver the Buyer Warrants in the form Stockholder Representative claims the parties agreed; (iii) Forge’s alleged breaches of the SharesPost Merger Agreement have caused Stockholder Representative and the former stockholders of SharesPost to suffer losses which Forge must indemnify under the terms of the SharesPost Merger Agreement, and that Forge has further breached the SharesPost Merger Agreement by failing to do so; and (iv) the losses that Stockholder Representative and other indemnified parties have suffered and will suffer as a result of Forge’s alleged breaches are indemnifiable under the SharesPost Merger Agreement. On February 24, 2022, Forge filed its Answer and a counterclaim denying the alleged claims. On March 9, 2022, SharesPost submitted its Reply denying Forge's counterclaim and the majority of Forge's allegations. At this juncture we do not believe this action will have a material adverse impact on our operations or financial position. We believe the allegations set forth in this action are without merit and we intend to defend vigorously against the lawsuit.

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

Our net loss was $5.1 million and $8.0 million for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $148.1 million. We may continue to incur net losses in the future. We will need to generate and sustain significant revenue for our business generally in future periods in order to achieve and maintain profitability. We also expect general and administrative expenses to increase to meet the increased compliance and other requirements associated with operating as a public company and evolving regulatory requirements.

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

The majority of our revenue is derived from commissions earned on securities-based transactions, or placement fees. We maintain a platform which generates revenue through our Forge Markets offering by volume-based fees sourced from institutions, individual investors and shareholders. Furthermore, although we continue to invest and develop our platform to complete transactions in a more automated and tech enabled manner, portions of our Forge Markets platform rely upon manual procedures carried out by our private market specialists who help facilitate trades between buyers and sellers. We also generate revenues through our Forge Trust offering with account fees, cash management fees and partnership fees through custodial offerings, or Custodial Management Fees for all Forge customers and also recently through our Forge Data and FCS services.

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

Additionally, our Forge Data and FCS offerings are nascent and unproven. These offerings may not gain market acceptance or prove to be profitable. While some of our issuer customers may prefer that we not publish the transaction prices for transactions in their securities, which could impact our Forge Data services and Forge Markets offerings, we maintain that such prices are, by definition, information belonging to us. We negotiate exceptions to this policy on a case-by-case basis, and such exceptions have historically been very limited.

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

We have and expect to continue to experience significant growth, and intend to continue to significantly expand our operations, including our employee headcount. This growth has placed, and will continue to place, significant demands on our management and operational and financial infrastructure.

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

In addition to the negative conditions in the general economy both in the U.S. and abroad, including conditions resulting from COVID-19, inflationary pressure and a higher interest rate environment, U.S. and global markets are currently experiencing volatility and disruption following the escalation of geopolitical tensions, including the military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led and is likely to continue to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. The events have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia and Belarus, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S. denominated banknotes to Russia or persons located there. The outcome of the situation is highly uncertain, and there is a risk that, in addition to having a negative impact on the global economy and capital markets, such events could have an unfavorable impact on the behavior of our customers, including changes in their investment preferences.

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

Our continued business and revenue growth is dependent on our ability to attract new customers, retain existing customers increase the amount that our customers use our products, and we cannot be sure that we will be successful in these efforts. As we expand our business operations and potentially enter new markets, new challenges in attracting and retaining customers will arise that we may not successfully address. Our success, and our ability to increase revenues and operate profitably, depends in part on our ability to cost-effectively acquire new customers, to retain existing customers and to keep existing customers engaged so that they continue to use our products and services.

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

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of June 30, 2022, we had recorded a total of approximately $136 million of goodwill and other intangible assets. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact on our operating results or financial condition.

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

We operate and serve investors in foreign jurisdictions, and our business is subject to the laws and requirements of each jurisdiction in which we operate. Issuers, buyers and sellers from over sixty jurisdictions use our platform. The majority of our revenues are derived from transactions involving U.S. issuers. Our operations are located in the United States. We have a local branch office in Hong Kong that we are transitioning to Singapore. Our subsidiary, SharesPost Asia Pte Ltd., holds a Recognized Market Operator license with the Monetary Authority of Singapore; however, it currently does not engage in any business activities. There is risk that local regulators may determine we are not in compliance with applicable local laws and regulations. In such cases, we may be subject to material fines and penalties, and may need to materially modify, limit, or cease operations in that jurisdiction. In addition, if we change or expand our business activities, we may be required to obtain additional licenses or registrations before we can engage in those activities in each jurisdiction, which could cause us to incur substantial compliance costs. If we apply for a new license or registration, a regulator may determine that we were required to do so at an earlier point in time, and as a result, may impose penalties or refuse to issue the license, which could require us to materially modify, limit, or cease our activities in the relevant jurisdiction. We may be required to pay substantial penalties imposed by those regulators due to compliance errors, or we may lose our license or our ability to do business in the jurisdiction otherwise may be impaired. Fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions. This could be detrimental to our business, resulting in lost revenue, fines, or other adverse consequences. In addition, the jurisdictions that currently do not provide extensive regulation of our business may later choose to do so, and if such jurisdictions so act, we could incur substantial compliance costs and may not be able to obtain or maintain all requisite licenses and permits, which could require us to modify, limit, or cease our activities in the relevant jurisdiction or jurisdictions.

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

For example, in 2016, we became subject to a SEC Order (in the Matter of Equidate, Inc. and Equidate Holdings LLC, Release No. 10262) pursuant to Section 8A of the Securities Act and Section 21C of the Exchange Act (the “Order”). The Order required us to cease and desist from committing or causing any violations or future violations of Section 5(e) of the Securities Act and Section 6(l) of the Exchange Act and required us to pay civil money penalties in the amount of $80,000. Following a request by us, the SEC determined that we had made a showing of good cause under Rule 506(d)(2)(ii) of Regulation D and Rule 262(b)(2) of Regulation A and the SEC granted a waiver regarding any bad-actor disqualification by reason of the entry of the Order. Following the Order, we have completely ceased the transactions described in the Order that were found to be security-based swaps and have implemented new transaction contracts and fund structures.

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

Our enterprise risk management and regulatory compliance framework may not be fully effective in identifying or mitigating risk exposures in evolving market and regulatory environments or against all types of risk.

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

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal information and other data, including the Gramm-Leach-Bliley Act of 1999 (“GLBA”), Section 5(c) of the Federal Trade Commission Act and the California Consumer Privacy Act (the "CCPA"). The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations may require us to incur additional costs and restrict our business operations, and may require us to change how we use, collect, store, transfer or otherwise process certain types of personal information and to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder.

In the United States, federal law, such as the GLBA and its implementing regulations, restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection, use and other processing of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. There is also a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In addition, privacy advocates and industry groups have proposed and may propose new and different self-regulatory standards that either legally or contractually apply to us. If we fail to follow these security standards, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.

Numerous states have enacted or are in the process of enacting state-level data privacy laws and regulations governing the collection, use, and other processing of state residents’ personal information. For example, the CCPA, which took effect on January 1, 2020, established a new privacy framework for covered businesses such as ours, and may require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides new and enhanced data privacy rights to California residents, such as affording California residents the right to access and delete their information and to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their CCPA rights. The CCPA imposes severe civil penalties and statutory damages as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. However, it remains unclear how various provisions of the CCPA will be interpreted and enforced. In November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). Effective in most material respects starting on January 1, 2023, the CPRA will impose additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding the CCPA with additional data privacy compliance requirements that may impact our business. The CPRA also establishes a regulatory agency dedicated to enforcing the CCPA and the CPRA. The effects of the CPRA, the CCPA, other similar state or federal laws and other future changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, are significant and may require us to modify our data processing practices and policies and could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future or incur potential liability in an effort to comply with such legislation.

The CPRA and the CCPA have led other states to pass comparable legislation, with potentially greater penalties and more rigorous compliance requirements relevant to our business, and additional states may follow suit. For example, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, data breaches and the protection of sensitive and personal information. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, as certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which will make our compliance obligations more complex, costly, and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. Compliance in the event of a widespread data breach may also be costly.

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

Additionally, we are subject to the General Data Protection Regulation (the “EU GDPR”), which imposes additional obligations and risk upon our business, including substantial expenses and changes to business operations that are required to comply with the EU GDPR. Further, following the withdrawal of the U.K. from the E.U., we are required to comply separately with the EU GDPR as implemented in the U.K. (the "U.K. GDPR," and together with the EU GDPR, the "GDPR"), which may lead to additional compliance costs and could increase our overall risk. Failure to comply with the GDPR, and any supplemental European Economic Area country’s national data protection laws which may apply by virtue of the location of the individuals whose personal information we may collect, may result in fines and other administrative penalties.

We make public statements about our use, collection, disclosure and other processing of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any failure or perceived failure by us or our third-party service providers to comply with our posted privacy policies or with any applicable federal, state or similar foreign laws, rules, regulations, industry standards, policies, certifications or orders relating to data privacy and security, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal information or other customer data, could result in significant awards, fines, civil and/or criminal penalties or judgments, proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition and results of operations.

We collect, store, share, disclose, transfer, use and otherwise process customer information and other data, including personal information, and an actual or perceived failure by us or our third-party service providers to protect such information and data or respect customers’ privacy could damage our reputation and brand, negatively affect our ability to retain customers and harm our business, financial condition, operating results, cash flows and prospects.

The operation of our platform involves the use, collection, storage, sharing, disclosure, transfer and other processing of customer information, including personal information. Despite the implementation of security measures, security breaches and other security incidents in our internal computer systems, and those of our contractors and consultants, could expose us to a risk of loss or exposure of this information, which could result in potential liability, investigations, regulatory fines, penalties for violation of applicable laws or regulations, litigation, and remediation costs, as well as reputational harm. Further, it may not be possible for us to know all potential ramifications of a disruption event and it is possible that certain risks created may remain undetected for an extended period of time.

Successful and attempted attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the ongoing COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate additional incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

Any or all of the issues above could adversely affect our ability to attract new customers and continue our relationship with existing customers, cause our customers to stop using our products and services, result in negative publicity or subject us to governmental, regulatory or third-party lawsuits, disputes, investigations, orders, regulatory fines, penalties for violation of applicable laws or regulations or other actions or liability, thereby harming our business, financial condition, operating results, cash flows, and prospects. Any accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data, including personal information, cybersecurity breach or other security incident that we, our customers or our third-party service providers experience or the perception that one has occurred or may occur, could harm our reputation, reduce the demand for our products and services and disrupt normal business operations. In addition, it may require us to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating, remediating or correcting the breach and any security vulnerabilities, defending against and resolving legal and regulatory claims, and preventing future security breaches and incidents, all of which could expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations or damages for contract breach, divert resources and the attention of our management and key personnel away from our business operations, and cause us to incur significant costs, any of which could materially adversely affect our business, financial condition, and results of operations.

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

Our products and internal systems rely on software, including software developed or maintained internally and by third parties, that is highly technical and complex. In addition, our platform and our internal systems depend on the ability of such software to collect, store, retrieve, transmit, manage and otherwise process immense amounts of data. The software on which we rely may contain errors, bugs or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after code has been released for external or internal-use. Errors, bugs, vulnerabilities, design defects or technical limitations within the software on which we rely may lead to negative customer experiences (including the communication of inaccurate information to customers), compromised ability of our products to perform in a manner consistent with customer expectations, delayed product introductions, compromised ability to protect the data (including personal information) of our customers and our intellectual property or an inability to provide some or all of our services. Such errors, bugs, vulnerabilities or defects could also be exploited by malicious actors and result in exposure of data of customers on our platform, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, bugs, vulnerabilities or defects in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of customers, loss of revenue, regulatory or governmental inquiries, civil litigation, or liability for damages, any of which could have an adverse effect on our business, financial condition and results of operations.

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

As a public company, we are incurring legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our shareholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our shares less attractive if we choose to rely on these exemptions for the time period allowable. If some investors find our shares less attractive as a result of any choices to reduce disclosure, there may be a less active trading market for our shares and the price of our shares may be more volatile.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and more stock price volatility.

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

Stock markets, including the NYSE, the NYSE Amex and the Nasdaq Stock Market, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our common stock, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume in our common stock amay fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

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

In addition, as a result of substantial redemptions by the holders of MOTV’s Class A ordinary shares in connection with the Business Combination, since the Closing of the Business Combination there have been a limited number of shares of our common stock available for trading, and the price of our common stock has experienced substantial volatility in trading price. Accordingly, there is the potential for rapid and substantial decreases in the price of our common stock, including decreases unrelated to our operating performance or prospects.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

If our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of our common stock may decline.

We have in the past, and we may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance consists of forward-looking statements, subject to the risks and uncertainties described in this Report and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, are inherently uncertain and subject to numerous risks and uncertainties, including those described in this Report, many of which may be beyond our control. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the COVID-19 pandemic or the ongoing geopolitical tensions related to military conflict between Russia and Ukraine. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

Exhibit Index

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1	Outside Director Compensation Policy.	Filed herewith
10.2	Engagement Agreement, dated June 10, 2022, by and between Johnathan Short and Forge Global, Inc.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Finance Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

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

Forge Global Holdings, Inc.

Date: August 12, 2022	By: /s/ Kelly Rodriques
Kelly Rodriques
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2022	By: /s/ Mark Lee
Mark Lee
Chief Financial Officer (Principal Financial and Accounting Officer)