Form 10-Q
period 2022-09-30
Forge Global Holdings, Inc.
filed 2022-11-14
CIK 1827821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of November 9, 2022, the registrant had 172,542,484 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this "Report") to “Forge,” the “Company,” “us,” “we,” “our,” and any related terms prior to the closing of the Business Combination (as defined below) are intended to mean Forge Global Holdings, Inc. (the "Company"), and after the closing of the Business Combination, the Company and its consolidated subsidiaries.

Certain statements in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about our ability, following the Business Combination, to:

•execute our business strategy, including monetization of services provided;
•manage risks associated with macro economic uncertainty given persistently high global inflation and the monetary response of U.S. and global regulators to tame it, continuing geopolitical tensions, including the military conflict between Russia and Ukraine, sustained supply chain disruptions globally as a result of COVID-19 related restrictions, and other geopolitical events globally;
•comply with laws and regulations applicable to our business;
•stay abreast of modified or new laws and regulations applying to our business;
•realize the benefits expected from the Business Combination;
•anticipate the uncertainties inherent in the development of new business lines and business strategies;
•retain and hire necessary employees;
•increase brand awareness;
•access, collect, and use personal information and other data about consumers;
•attract, train, and retain effective officers, key employees, or directors;
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

Part I - Financial Information

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$202,603	$74,781
Restricted cash	1,823	1,623
Accounts receivable, net	3,045	5,380
Payment-dependent notes receivable, current	2	1,153
Prepaid expenses and other current assets	9,525	5,148
Total current assets	$216,998	$88,085
Property and equipment, net	272	497
Internal-use software, net	6,723	2,691
Goodwill and other intangible assets, net	134,891	137,774
Operating lease right-of-use assets	3,794	7,881
Payment-dependent notes receivable, noncurrent	6,508	13,453
Other assets, noncurrent	1,676	7,514
Total assets	$370,862	$257,895
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,020	$1,920
Accrued compensation and benefits	10,213	21,240
Accrued expenses and other current liabilities	7,710	8,343
Operating lease liabilities, current	3,819	5,367
Payment-dependent notes payable, current	2	1,153
Total current liabilities	$23,764	$38,023
Operating lease liabilities, noncurrent	1,785	5,159
Payment-dependent notes payable, noncurrent	6,508	13,453
Warrant liabilities	632	7,844
Other liabilities, noncurrent	364	—
Total liabilities	$33,053	$64,479
Commitments and contingencies (Note 8)
Convertible preferred stock, net of issuance costs, $0.00001 par value; nil and 86,815,192 shares authorized as of September 30, 2022 and December 31, 2021, respectively; nil and 73,914,149 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $0 and $271,845 as of September 30, 2022 and December 31, 2021, respectively	—	246,056
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 172,442,676 and 63,090,701 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	18	—
Additional paid-in capital	496,592	25,919
Accumulated other comprehensive loss	(95)	—
Accumulated deficit	(164,300)	(78,559)
Total Forge Global Holdings, Inc. stockholders’ equity (deficit)	$332,215	$(52,640)
Noncontrolling Interest	5,594	—
Total stockholders’ equity (deficit)	$337,809	$(52,640)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$370,862	$257,895
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Placement fees	$8,227	$22,940	$33,763	$83,394
Custodial administration fees	7,673	4,718	18,799	14,992
Total revenues	$15,900	$27,658	$52,562	$98,386
Transaction-based expenses:
Transaction-based expenses	(86)	(582)	(397)	(3,174)
Total revenues, less transaction-based expenses	$15,814	$27,076	$52,165	$95,212
Operating expenses:
Compensation and benefits	44,040	22,880	115,064	70,737
Professional services	3,799	2,987	11,169	9,791
Acquisition-related transaction costs	821	71	5,219	163
Advertising and market development	928	1,134	3,873	2,979
Rent and occupancy	1,097	914	3,803	2,711
Technology and communications	3,536	2,259	8,368	5,839
General and administrative	2,601	1,139	7,373	3,127
Depreciation and amortization	1,428	1,385	4,531	4,137
Total operating expenses	$58,250	$32,769	$159,400	$99,484
Operating loss	$(42,436)	$(5,693)	$(107,235)	$(4,272)
Interest and other income (expenses):
Interest income (expenses), net	874	11	1,161	(2,323)
Change in fair value of warrant liabilities	25,210	737	19,808	(5,575)
Other income, net	202	74	731	230
Total interest income (expenses) and other income (expenses)	$26,286	$822	$21,700	$(7,668)
Loss before provision for income taxes	$(16,150)	$(4,871)	$(85,535)	$(11,940)
Provision for income taxes	48	203	206	199
Net loss including noncontrolling interest	$(16,198)	$(5,074)	$(85,741)	$(12,139)
Net loss attributable to Forge Global Holdings, Inc.	$(16,198)	$(5,074)	$(85,741)	$(12,139)
Net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	$(0.10)	$(0.10)	$(0.64)	$(0.22)
Diluted	$(0.12)	$(0.10)	$(0.66)	$(0.22)
Weighted-average shares used in computing net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	169,838,778	51,450,791	134,683,950	55,147,414
Diluted	170,209,256	51,450,791	135,960,612	55,147,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss including noncontrolling interest	$(16,198)	$(5,074)	$(85,741)	$(12,139)
Foreign currency translation adjustment	(159)	—	(159)	—
Comprehensive loss	(16,357)	(5,074)	(85,900)	(12,139)
Less: Comprehensive loss attributable to noncontrolling interest	(64)	—	(64)	—
Comprehensive loss attributable to Forge Global Holdings, Inc.	$(16,293)	$(5,074)	$(85,836)	$(12,139)

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands of U.S. dollars, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	23,668,198	$246,056	20,269,864	$ (*)	$25,919	$(78,559)	$—	$—	$(52,640)
Retroactive application of recapitalization (Note 3)	50,245,951	—	43,031,139	5	(5)	—	—	—	—
Unissued common stock (1)	—	—	(210,302)	—	—	—	—	—	—
Balance as of December 31, 2021	73,914,149	246,056	63,090,701	5	25,914	(78,559)	—	—	(52,640)
Pre-close issuance of common stock upon exercise of vested options	—	—	190,505	(*)	102	—	—	—	102
Pre-close issuance of common stock upon exercise of unvested options	—	—	4,472	(*)	—	—	—	—	—
Pre-close issuance of common stock for services	—	—	62,952	(*)	621	—	—	—	621
Conversion of preferred stock to common stock	(73,914,149)	(246,056)	73,914,149	7	246,049	—	—	—	246,056
Conversion of May 2020 and October 2020 preferred stock warrants of Legacy Forge to common stock warrants	—	—	—	—	2,949	—	—	—	2,949
Settlement of promissory notes	—	—	—	2	4,205	—	—	—	4,207
Issuance of common stock upon Merger (net of redemptions), including PIPE Investment and A&R FPA investors, net of transaction cost of $58,673	—	—	31,961,047	3	140,808	—	—	—	140,811
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	409	—	—	—	409
Share-based compensation expense	—	—	—	—	7,948	—	—	—	7,948
Net loss	—	—	—	—	—	(64,424)	—	—	(64,424)
Balance as of March 31, 2022	—	$—	169,223,826	$17	$429,005	$(142,983)	$—	$—	$286,039
Issuance of common stock upon exercise of vested options	—	—	146,232	(*)	401	—	—	—	401
Issuance of common stock upon exercise of Public Warrants	—	—	1,994,022	(*)	23,629	—	—	—	23,629
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	638	—	—	—	638
Share-based compensation expense	—	—	—	—	10,903	—	—	—	10,903
Net loss	—	—	—	—	—	(5,119)	—	—	(5,119)
Balance as of June 30, 2022	—	$—	171,364,080	$17	$464,576	$(148,102)	$—	$—	$316,491
Issuance of common stock upon exercise of Public Warrants	—	—	768	(*)	9	—	—	—	9
Issuance of common stock upon release of restricted stock units	—	—	43,142	(*)	(*)	—	—	—	—

Issuance of common stock upon exercise of vested options	—	—	622,929	(*)	364	—	—	—	365
Issuance of common stock upon early exercise of unvested options	—	—	78,076	—	—	—	—	—	—
Issuance of common stock upon exercise of Junior Preferred Stock Warrants	—	—	123,379	(*)	653	—	—	—	653
Issuance of common stock upon Merger (1)	—	—	210,302	(*)	(*)	—	—	—	—
Formation of Forge Europe	—	—	—	—	3,830	—	—	5,658	9,488
Vesting of early exercised stock options	—	—	—	—	193	—	—	—	193
Share-based compensation expense	—	—	—	—	26,967	—	—	—	26,967
Net loss	—	—	—	—	—	(16,198)	—	(*)	(16,198)
Foreign currency translation adjustment	—	—	—	—	—	—	(95)	(64)	(159)
Balance as of September 30, 2022	—	$—	172,442,676	$18	$496,592	$(164,300)	$(95)	$5,594	$337,809

(*) amount less than 1
(1) This amount represents shares that were not issued upon the closing of the Merger (see Note 3) as a result of a shareholder’s demand for appraisal rights. These shares were issued to the shareholder during the three months ended September 30, 2022 after the statutory period to perfect such rights lapsed.

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	15,717,345	$156,848	22,773,377	$ (*)	$52,561	$(60,060)	$—	$—	$(7,499)
Retroactive application of recapitalization (Note 3)	33,366,839	—	48,346,309	—	—	—	—	—	—
Balance as of December 31, 2020	49,084,184	156,848	71,119,686	(*)	52,561	(60,060)	—	—	(7,499)
Issuance of Series B-1 convertible preferred stock at $3.9760 per share upon conversion of convertible notes and accrued interest	27,947	111	—	—	—	—	—	—	—
Issuance of Class AA common stock upon exercise of vested stock options, including stock options exercised via promissory notes	—	—	473,658	(*)	168	—	—	—	168
Issuance of Class AA common stock upon early exercise of unvested stock options	—	—	1,672,270	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	11	—	—	—	11
Share-based compensation expense	—	—	—	—	1,259	—	—	—	1,259
Net income	—	—	—	—	—	938	—	—	938
Balance as of March 31, 2021	49,112,131	$156,959	73,265,614	$ (*)	$53,999	$(59,122)	$—	$—	$(5,123)
Issuance of Series B-1 convertible preferred stock at $3.9760 per share, net of issuance costs of $2,838	12,719,398	47,735	—	—	—	—	—	—	—
Issuance of Series B-2 convertible preferred stock at $3.9760 per share	412,623	1,640	—	—	—	—	—	—	—
Issuance of Class AA common stock upon exercise of vested options, including stock options exercised via promissory notes	—	—	376,328	(*)	322	—	—	—	322
Issuance of Class AA common stock upon early exercise of unvested options	—	—	701,878	—	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(12,291)	—	—	—	—	—	—
Exchange of Class AA common stock for Series B-1 convertible preferred stock	11,669,996	39,722	(11,669,996)	(*)	(39,722)	—	—	—	(39,722)
Vesting of early exercised stock options	—	—	—	—	45	—	—	—	45
Share-based compensation expense	—	—	—	—	5,892	—	—	—	5,892
Net loss	—	—	—	—	—	(8,003)	—	—	(8,003)
Balance as of June 30, 2021	73,914,148	$246,056	62,661,533	$ (*)	$20,536	$(67,125)	$—	$—	$(46,589)
Issuance of Class AA common stock upon exercise of vested options	—	—	191,313	(*)	87	—	—	—	87
Issuance of Class AA common stock upon early exercise of unvested options	—	—	166,424	—	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(17,569)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	46	—	—	—	46

Share-based compensation expense	—	—	—	—	2,825	—	—	—	2,825
Net loss	—	—	—	—	—	(5,074)	—	—	(5,074)
Balance as of September 30, 2021	73,914,148	$246,056	63,001,701	$ (*)	$23,494	$(72,199)	$—	$—	$(48,705)

(*) amount less than 1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss including noncontrolling interest	$(85,741)	$(12,139)
Adjustments to reconcile net loss including noncontrolling interest to net cash (used in) provided by operations:
Share-based compensation	45,974	9,975
Depreciation and amortization	4,531	4,137
Transaction expenses related to the Merger	3,132	—
Amortization of right-of-use assets	2,819	1,992
Loss on impairment of long lived assets	446	—
Bad debt reserve	294	—
Change in fair value of warrant liabilities	(19,808)	5,575
Settlement of related party promissory notes (Note 3)	5,517	—
Other	—	285
Changes in operating assets and liabilities:
Accounts receivable	2,042	1,560
Prepaid expenses and other assets	(4,265)	469
Accounts payable	(43)	333
Accrued expenses and other liabilities	402	(2,092)
Accrued compensation and benefits	(11,118)	5,388
Operating lease liabilities	(3,942)	(2,626)
Net cash (used in) provided by operating activities	$(59,760)	$12,857
Cash flows from investing activities:
Purchases of property and equipment	(116)	—
Purchases of intangible assets	(126)	(2,202)
Capitalized internal-use software development costs	(4,590)	(653)
Net cash used in investing activities	$(4,832)	$(2,855)
Cash flows from financing activities:
Proceeds from the Merger	7,865	—
Proceeds from PIPE investment and A&R FPA investors	208,500	—
Payments for offering costs	(56,852)	(1,750)
Proceeds from exercise of Public Warrants	22,940	—
Formation of Forge Europe (Note 1)	9,488	—
Proceeds from exercise of options, including proceeds from repayment of promissory notes	997	1,460
Payments for redemption of Public Warrants	(165)	—
Proceeds from issuance of Series B-1 convertible preferred stock, net of issuance costs	—	47,735
Proceeds from issuance of Series B-2 convertible preferred stock, net of issuance costs	—	1,640
Repayment of notes payable	—	(19,437)
Payments to repurchase early exercised stock options	—	(10)
Net cash provided by financing activities	$192,773	$29,638
Effect of changes in currency exchange rates on cash and cash equivalents	(159)	—
Net increase in cash and cash equivalents	128,022	39,640

Cash, cash equivalents and restricted cash, beginning of the period	76,404	42,178
Cash, cash equivalents and restricted cash, end of the period	$204,426	$81,818

Reconciliation of cash, cash equivalents and restricted cash to the amounts reported within the unaudited condensed consolidated balance sheets
Cash and cash equivalents	$202,603	$80,450
Restricted cash	1,823	1,368
Total cash, cash equivalents and restricted cash, end of the period	$204,426	$81,818
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$2,118
Supplemental disclosure of non-cash investing and financing activities:
Capitalized internal-use software development costs accrued and not yet paid	$234	$97
Reclassification of deferred offering costs to equity	$5,932	$—
Conversion of preferred stock	$246,049	$—
Conversion of May 2020 and October 2020 preferred stock warrants of Legacy Forge to common stock warrants	$2,949	$—
Non-cash assets acquired in the Merger	$193	$—
Warrants issued in connection with A&R FPA	$3,080	$—
Assumption of merger warrants liability	$13,983	$—
Recapitalization of Legacy Forge common stock	$5	$—
Exchange of Class AA common stock for Series B-1 convertible preferred stock	$—	$39,722
Vesting of early exercised stock options and restricted stock awards	$1,240	$102
Warrant liability reclassified to additional paid-in capital upon exercise of Public Warrants	$698	$—
Warrant liability reclassified to additional paid-in capital upon exercise of Junior Preferred Stock Warrants	$653	$—
Issuance of common stock upon settlement of related party promissory notes	$4,207	$—
Early exercise of stock options upon settlement of related party promissory notes	$1,310	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
On March 21, 2022 (the “Closing Date”), the Company consummated the Business Combination (as defined below) pursuant to the terms of the Agreement and Plan of Merger dated September 13, 2021 (the "Merger Agreement"), by and among Motive Capital Corp, a blank check company incorporated as a Cayman Islands exempted companmay in 2020 (“MOTV”), FGI Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of MOTV (“Merger Sub”), and Forge Global, Inc., a Delaware corporation (“Legacy Forge”). Pursuant to the Merger Agreement, on the Closing Date, immediately prior to the consummation of the Business Combination, MOTV changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware and changed its corporate name to "Forge Global Holdings, Inc." (the “Domestication”). On the Closing Date, Merger Sub merged with and into Legacy Forge (the "Merger"), with Legacy Forge surviving the Merger as a direct, wholly-owned subsidiary of the Company (together with the Merger, the Domestication, and the other transactions contemplated by the Merger Agreement, the “Business Combination”).
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
Forge Europe GmbH

In September 2022, the Company and Deutsche Börse Aktiengesellschaft (“DBAG,” a German company and together with the Company, the “Investors”) formed a subsidiary, Forge Europe GmbH (“Forge Europe”), to further expand the Company’s business in the European market. Upon formation, the Investors contributed to Forge Europe an aggregate cash amount of $14.1 million (or €14.3 million as of the date of the contribution) (the “Cash Consideration”) and certain of the Company’s intangible assets (the “Noncash Consideration”). $4.6 million of the Cash Consideration was contributed by the Company and $9.5 million was contributed by DBAG. The Company has a majority ownership interest in Forge Europe and accounts for Forge Europe as a fully consolidated subsidiary. The remaining interest, held by DBAG (a related party of the Company), was reported as a noncontrolling interest in the unaudited condensed consolidated financial statements.
Upon initial consolidation, Forge Europe did not have any assets other than the $14.1 million transferred as Cash Consideration and the intangible assets contributed as Noncash Consideration with zero carrying value. Accordingly, the Cash Consideration contributed by DBAG as the noncontrolling interest holder of DBAG was in excess of its share of Forge Europe’s net assets, and the excess was recognized in additional paid-in capital upon consolidation of Forge Europe in the unaudited condensed consolidated statements of changes in convertible preferred stock and stockholders' equity.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies
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
There have been no changes to the Company's significant accounting policies described in the audited consolidated financial statements for the year ended December 31, 2021, that have had a material impact on these unaudited condensed consolidated financial statements and related notes.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 and accompanying notes, are unaudited. These unaudited interim condensed consolidated financial statements (the "unaudited condensed consolidated financial statements") have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2021 (the “audited consolidated financial statements”) that was included in the Company’s Current Report on Form 8-K filed on March 25, 2022, which provides a more complete discussion of the Company’s accounting policies and certain other information. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2022 and its condensed consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022 or any other future interim or annual periods.
As a result of the Merger, prior period share and per share amounts presented in the accompanying unaudited condensed consolidated financial statements and these related notes have been retroactively converted.
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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2022, revenue outside of the United States (including U.S. territories), based on customer billing address, was $1.9 million, and $6.1 million, respectively. For the three and nine months ended September 30, 2021, revenue outside of the United States was $4.7 million and $16.1 million, respectively. As of September 30, 2022 and December 31, 2021, long-lived assets located outside of the United States were not material.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, collectability of accounts receivable, the fair value of financial assets and liabilities, the fair value of assets acquired and liabilities assumed in business combinations, the fair value of consideration paid for business combinations, the useful lives of acquired intangible assets and property and equipment, the impairment of long-lived assets and goodwill, the fair value of warrants, equity awards and share-based compensation expenses, including the determination of the fair value of the Company’s common stock prior to the Merger and the derived service period for the awards containing market-based vesting conditions, and the valuation of deferred tax assets and uncertain tax positions. These estimates are inherently subjective in nature and, therefore, actual results may differ from the Company’s estimates and assumptions. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Further, the Company applies judgment in determining whether, directly or indirectly, it has a controlling financial interest in the Funds, in order to conclude whether any of the Funds must be consolidated.
The Company believes the estimates and assumptions underlying the unaudited condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2022. These estimates may change as new events occur and additional information is obtained, and related financial impacts will be recognized in the Company’s consolidated financial statements as soon as those events become known.
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
Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company also evaluates the period of depreciation and amortization of long-lived assets to determine whether events or circumstances warrant revised estimates of useful lives. When indicators of impairment are present, the Company determines the recoverability of its long-lived assets by comparing the carrying value of its long- lived assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the estimated future undiscounted cash flows demonstrate the long-lived assets are not recoverable, an impairment loss would be calculated based on the excess of the carrying amounts of the long-lived assets over their fair value.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable, Net
Accounts receivable consist of amounts billed and currently due from customers, which are subject to collection risk. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts based on a combination of factors, including an assessment of the customer’s aging balance, the financial condition of the customer, and the amount of any receivables in dispute. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. The total allowance for doubtful accounts netted against account receivables in the condensed consolidated balance sheets was $1.8 million and $1.5 million as of September 30, 2022 and December 31, 2021, respectively.
Concentration of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk primarily comprise cash and cash equivalents and restricted cash, payment-dependent notes receivable, and accounts receivable. Cash and cash equivalents and restricted cash may, at times, exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation, respectively. The Company performs periodic evaluations of the relative credit standing of these financial institutions to limit the amount of credit exposure. The Company has not experienced any losses on its deposits of cash and cash equivalents to date.
The Company’s exposure to credit risk associated with its contracts with holders of private company equity (“sellers”) and investors (“buyers”) related to the transfer of private securities is measured on an individual counterparty basis. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, the Company’s exposure is monitored in light of changing counterparty and market conditions. As of September 30, 2022 and December 31, 2021, the Company did not have any material concentrations of credit risk outside the ordinary course of business.
As of September 30, 2022 and December 31, 2021, no customers accounted for more than 10% of the Company’s accounts receivable. No customer accounted for more than 10% of total revenue, less transaction-based expenses for the three and nine months ended September 30, 2022 and 2021.
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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Contract Balances
Contract assets represent amounts for which we have recognized revenue for contracts that have not yet been invoiced to our customers. The Company does not have any contract assets as of September 30, 2022 and December 31, 2021. Contract liabilities consist of deferred revenue, which relates to amounts invoiced in advance of performance under a revenue contract. The total contract liabilities of $0.4 million and $0.4 million as of September 30, 2022 and December 31, 2021, respectively, related to advance billings for placement fees and custodial administration fees, recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The Company recognized $0.1 million of revenue during the three months ended September 30, 2022 that was included in deferred revenue at December 31, 2021. The Company recognized $0.3 million of revenue during the nine months ended September 30, 2022 that was included in deferred revenue at December 31, 2021.
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
Transaction-Based Expenses
Transaction-based expenses represent the fees incurred to support placement and custodial activities. These include expenses for fund insurance, fund management, and fund settlement expenses that relates to services provided to the Funds, and external broker fees and transfer fees related to placement and custodial services provided to other brokerage and custodial customers to facilitate transactions.
Warrant Liabilities

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Public Warrants, Private Placement Warrants, and the warrants issued in connection with the Merger (see Note 3 and 11) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The Company will continue to adjust the warrant liability for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in-capital.

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
As a result of the Company no longer qualifying as an emerging growth company as of December 31, 2022, the Company will adopt ASU 2016-13 in its consolidated financial statements for the year ended December 31, 2022. The Company is currently evaluating the impact of adoption on the consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Recapitalization
As discussed in Note 1, "Organization and Description of Business," on the Closing Date, Legacy Forge completed the acquisition of MOTV and acquired 100% of MOTV’s shares and Legacy Forge received gross proceeds of $216.4 million, which includes $7.9 million in proceeds from MOTV's trust and bank accounts, net of redemptions, $68.5 million in proceeds from the PIPE Investment (as defined below), and $140.0 million in proceeds from the A&R FPA (as defined below). As of September 30, 2022, the Company recorded $61.8 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Merger, of which $58.7 million was related to common stock issued during the Merger and was recorded as a reduction to additional paid-in capital. The remaining $3.1 million was related to issuance of Public and Private Placement Warrants, including warrants issued to A&R FPA investors, and was expensed immediately upon consummation of the Merger as acquisition-related transaction cost in the unaudited condensed consolidated statements of operations. The cash outflows related to these costs were presented as financing activities in the Company’s unaudited condensed consolidated statements of cash flows. These deferred offering costs are offset against proceeds upon accounting for the consummation of the Merger. In addition, upon closing of the Merger, certain executives received a one-time transaction bonus for an aggregate amount of $17.7 million, of which $12.2 million was to be paid to the executives in cash, and the remaining amount $5.5 million was offset against outstanding promissory notes that were due from these executives as of the Closing Date (see Note 10). The transaction bonus is included in compensation and benefits in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2022.

On the Closing Date, each holder of MOTV Class A ordinary stock received one share of the Company’s common stock, par value $0.0001, for each MOTV Class A ordinary share held prior to the Merger, and each holder of MOTV Class B ordinary stock received one share of the Company’s common stock, par value $0.0001, for each MOTV Class B ordinary share held prior to the Merger. See Note 10, "Capitalization" and Note 11, "Warrants" for additional details of the Company’s stockholders’ equity prior to and subsequent to the Merger.
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
PIPE Investment
On March 21, 2022, concurrently with the execution of the Merger Agreement, MOTV entered into subscription agreements with certain investors, to which such investors collectively subscribed for an aggregate of 6,850,000 shares of the Company’s common stock at $10.00 per share for aggregate gross proceeds of $68.5 million (the “PIPE Investment”). The PIPE Investment was consummated concurrently with the closing of the Merger.
Amended and Restated Forward Purchase Agreement
On March 21, 2022, concurrently with the execution of the Merger Agreement, certain MOTV fund vehicles managed by an affiliate of MOTV purchased 14,000,000 units at $10.00 per unit, for an aggregate purchase price of $140.0 million in a private placement that closed substantially concurrently with the closing of the Business Combination under the Amended

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and Restated Forward Purchase Agreement (the “A&R FPA”). Each unit consists of one share of the Company’s common stock and one-third of one Public Warrant. The A&R FPA was consummated concurrently with the closing of the Merger.

4. Fair Value Measurements

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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$148,979	$—	$—	$148,979
Payment-dependent notes receivable, current	2	—	—	2
Payment-dependent notes receivable, non-current	—	—	6,508	6,508
Total financial assets	$148,981	$—	$6,508	$155,489
Payment-dependent notes payable, current	$2	$—	$—	$2
Payment-dependent notes payable, non-current	—	—	6,508	6,508
Legacy Forge warrant liabilities	—	—	410	410
Private Placement Warrants	—	—	222	222
Total financial liabilities	$2	$—	$7,140	$7,142

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$24,240	$—	$—	$24,240
Payment-dependent notes receivable, current	1,153	—	—	1,153
Payment-dependent notes receivable, non-current	—	—	13,453	13,453
Total financial assets	$25,393	$—	$13,453	$38,846
Payment-dependent notes payable, current	$1,153	$—	$—	$1,153
Payment-dependent notes payable, non-current	—	—	13,453	13,453
Legacy Forge warrant liabilities	—	—	7,844	7,844
Total financial liabilities	$1,153	$—	$21,297	$22,450
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

Legacy Forge Warrant Liabilities

The Company's Legacy Forge warrant liabilities consist of warrants to purchase Series B-1 preferred stock or subsequent round stock (the "Series B-1 Preferred Stock Warrants," see Note 11) and Junior Preferred Stock Warrants (as defined below, see Note 11). The Company used a hybrid method that incorporates the Black-Scholes option-pricing model and an adjusted backsolve model to estimate the fair value of the Legacy Forge warrant liabilities. To estimate the fair value of Junior Preferred Stock Warrants as of September 30, 2022 the Company used a binomial lattice model in a risk-neutral framework.

Subsequent to the Merger, the Series B-1 Preferred Stock Warrants and Junior Preferred Stock Warrants were converted to common stock warrants. As a result, the Series B-1 Preferred Stock Warrants were remeasured at fair value prior to the conversion resulting in a change in fair value of $0.1 million for the nine months ended September 30, 2022, which was recognized as a component of change in fair value of warrant liabilities within the unaudited condensed consolidated statements of operations, and subsequently settled in additional paid-in capital as a result of the conversion to equity-classified common stock warrants. The Junior Preferred Stock Warrants were remeasured at fair value prior to the conversion to common stock warrants, which did not result in a change in fair value as of the conversion date. These warrants remained liability-classified after the conversion into the common stock warrants as the Company's obligation with respect to these warrants is capped at a fixed monetary amount and may be settled in a variable number of common shares. The Junior Preferred Stock Warrants were remeasured at fair value as of September 30, 2022 which resulted in a $3.9 million gain for the three and nine months ended September 30, 2022.

The Company estimated the fair value of the Legacy Forge warrant liabilities, as of September 30, 2022 and December 31, 2021, respectively, using the following key assumptions:

	September 30, 2022	December 31, 2021

Fair value of underlying securities	$1.75	$30.8
Discounts for lack of marketability	0.0%	0.0%
Expected term (years)	4.0	3.4 – 8.8
Expected volatility	44.6%	40.4% – 44.3%
Risk-free interest rate	4.2%	1.0% – 1.5%
Expected dividend yield	0.0%	0.0%

Fair value per warrant	$0.16	$5.0 - $22.0
Private Placement Warrants
The Company classifies the Private Placement Warrants within Level 3, because significant unobservable inputs are used to estimate fair value. To estimate the fair value of Private Placement Warrants, the Company used a binomial lattice model in a risk-neutral framework. The significant assumptions used in the analysis were the trading price of the Company’s Common Stock as of September 30, 2022 of $1.75 per share, the risk-free rate of 4.1% , the volatility of 42.1% , and the Company’s dividend yield of 0.0%.

Transfers Into and Out of Level 3

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company transfers financial instruments out of Level 3 on the date when underlying input parameters are readily observable from existing market quotes. For Payment-dependent notes payable and receivable, transfers from Level 3 to Level 1 generally relate to a company going public and listing on a national securities exchange. During the nine months ended September 30, 2022, the transfer of Private Placement Warrants from Level 2 to Level 3 was due to the redemption and exercises of the Public Warrants (Note 11) which resulted in the lack of an identical instrument with a quoted price. During the nine months ended September 30, 2021, there were transfers of securities segregated for customers from Level 3 to Level 1, as one private company was acquired by a public company and became publicly-traded under the acquirer, and the Company was able to obtain independent market-quoted prices for the acquirer company.
The following tables provide reconciliation for all financial assets measured at fair value using significant unobservable inputs (Level 3) for nine months ended September 30, 2022 and 2021 (in thousands):

Total Level 3 Financial Assets
Balance as of December 31, 2021	$13,453
Change in fair value of payment-dependent notes receivable	(6,945)
Balance as of September 30, 2022	$6,508

Total Level 3 Financial Assets
Balance as of December 31, 2020	$51,859
Acquisition of short-term investments	362
Change in fair value of short-term investments	(23)
Short-term investments transferred out of Level 3 to Level 1	(5,472)
Change in fair value of payment-dependent notes receivable	26,758
Settlement of payment-dependent notes receivable	(62,637)
Balance as of September 30, 2021	$10,847

The following tables provide reconciliation for all financial liabilities measured at fair value using significant unobservable inputs (Level 3) for nine months ended September 30, 2022 and 2021 (in thousands):

Total Level 3 Financial Liabilities
Balance as of December 31, 2021	$21,297
Change in fair value of payment-dependent notes payable	(6,945)
Change in fair value of Series B-1 Preferred Stock Warrant liability	106
Settlement of Series B-1 Preferred Stock Warrant liability via conversion to equity-classified common stock warrants	(2,950)
Exercise of Junior Preferred Stock Warrants	(653)
Change in fair value of Junior Preferred Stock Warrants	(3,937)
Transfer of Private Placement Warrants out of Level 2 to Level 3	20,461
Change in fair value of Private Placement Warrants	(20,239)
Balance as of September 30, 2022	$7,140

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total Level 3 Financial Liabilities
Balance as of December 31, 2020	$53,639
Change in fair value of payment-dependent notes payable	26,758
Settlement of payment-dependent notes payable	(62,637)
Change in fair value of Legacy Forge warrant liabilities	5,575
Payment-dependent notes payable transferred out of Level 3 to Level 1	(5,133)
Balance as of September 30, 2021	$18,202

5. Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

Prepaid expenses	$7,781	$3,162
Other current assets	1,744	1,986
Prepaid expenses and other current assets	$9,525	$5,148
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

Computer equipment	$67	$336
Furniture and fixtures	386	621
Leasehold improvements	291	320
Total property and equipment	$744	$1,277
Less: accumulated depreciation	(472)	(780)
Property and equipment, net	$272	$497

For the three and nine months ended September 30, 2022, the Company recorded depreciation expense related to property and equipment amounting to $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded depreciation expense related to property and equipment amounting to $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2022, the Company also recorded impairment loss of $0 and $0.2 million, respectively, primarily related to leasehold improvements and furniture and fixtures, included in general and administrative expense within the unaudited condensed consolidated statements of operations.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Internal-Use Software, Net
Capitalized internal-use software consists of the following (in thousands):

	September 30, 2022	December 31, 2021

Capitalized internal-use software	$8,239	$2,860
Less: Accumulated amortization	(1,516)	(169)
Total capitalized internal-use software	$6,723	$2,691
For the three and nine months ended September 30, 2022, the Company recorded amortization expense on capitalized internal-use software placed in service amounting to $0.4 million and $1.3 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded amortization expense on capitalized internal-use software placed in service amounting to $0.1 million and $0.1 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021

Accrued professional services	$2,182	$1,798
Accrued payments related to acquisitions and financing	—	1,134
Accrued taxes and deferred tax liabilities	1,085	1,421
Common stock unvested liability	987	786
Other current liabilities	3,456	3,204
Total	$7,710	$8,343

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Goodwill and Intangible Assets, Net
During the year ended December 31, 2021, the Company purchased a domain name for $2.2 million. The purchase of the domain name created an intangible asset with an indefinite life that is not being amortized for book purposes.
There were no changes in the recorded balance of goodwill during the nine months ended September 30, 2022. In-process research and development assets were acquired in business combinations, and launched in September 2021. The Company started to amortize the assets in September 2021 using the straight-line method over the estimated useful lives determined as 5 years.
The Company determined that recent developments in domestic and global economies, including significant market volatilities, interest rate increases, and the decline in the market value of the Company's stock, which commenced prior to September 30, 2022, represent indicators that its long-lived assets may be impaired. Accordingly, the Company carried out an interim impairment test of its long-lived assets pursuant to ASC 360 - Property, Plant, and Equipment, whereby a quantitative assessment was performed to determine whether its long-lived assets were recoverable. The Company's long-lived assets represent a single group of assets that individually are not independent from the cash flows of other assets. The Company determined that the carrying amount of its long-lived assets did not exceed the sum of the undiscounted cash flows expected to result from the use of these assets, thus, its long-lived assets were recoverable as of September 30, 2022. As a result, no impairment loss was recorded for the long-lived assets.

Additionally, as of September 30, 2022, the Company performed an interim goodwill impairment test as a result of the events and circumstances previously discussed. The Company has one reporting unit. In determining the fair value of the reporting unit in accordance with ASC 350 - Intangibles - Goodwill and Other, the Company performed a quantitative assessment of goodwill as of September 30, 2022 using a combination of the income and market approach. The fair value of the reporting unit exceeded its carrying value. As a result, no impairment loss was recorded for goodwill.

The components of intangible assets and accumulated amortization are as follows (in thousands):

	As of September 30, 2022
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	2.2 years	$13,200	$(7,339)	$5,861
Customer relationships	6.3 years	7,507	(2,424)	5,083
Trade name	0.0 years	320	(320)	—
Launched IPR&D assets	4.0 years	960	(192)	768
Total finite-lived intangible assets		$21,987	$(10,275)	$11,712
Indefinite-lived intangible assets:
Trade name – website domain	Indefinite	2,231	—	2,231
Total indefinite-lived intangible assets		2,231	—	2,231
Total intangible assets		$24,218	$(10,275)	$13,943

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2021
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	3.0 years	$13,200	$(5,250)	$7,950
Customer relationships	7.0 years	7,410	(1,696)	5,714
Trade name	0.0 years	320	(320)	—
Launched IPR&D assets	5.0 years	960	—	960
Total finite-lived intangible assets		$21,890	$(7,266)	$14,624
Indefinite-lived intangible assets:
Trade name – website domain (forge.com)	Indefinite	2,202	—	2,202
Total indefinite-lived intangible assets		2,202	—	2,202
Total intangible assets		$24,092	$(7,266)	$16,826
Amortization expense related to finite-lived intangible assets was included in depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021. Amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2022 was $1.0 million and $3.0 million, respectively. Amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2021 was $1.2 million and $3.7 million, respectively.
The table below presents estimated future amortization expense for finite-lived intangible assets as of September 30, 2022 (in thousands):

Amount

Remainder of 2022	$1,178
2023	3,969
2024	3,272
2025	802
2026	754
Thereafter	1,737
Total	$11,712
7. Leases
The Company leases real estate for office space under operating leases.
As of September 30, 2022, the remaining lease terms varied from 0.3 years to 2.8 years. For certain leases, the Company has an option to extend the lease term for a period of 5 years. This renewal option is not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.
Operating lease expense, included in rent and occupancy in the unaudited condensed consolidated statements of operations, for the three and nine months ended September 30, 2022 was $0.9 million and $2.8 million, respectively. Operating lease expense for the three and nine months ended September 30, 2021 was $0.8 million and $2.5 million, respectively. Variable lease payments for three and nine months ended September 30, 2022 were $0.2 million and $0.6 million, respectively. Variable lease payments for the three and nine months ended September 30, 2021 were immaterial. Sublease income of $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively, and sublease income of $0.1 million and $0.1 million for the three and nine months ended September 30, 2021, respectively, was included in other income, net in the unaudited condensed consolidated statements of operations.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents additional information related to the Company’s operating leases (in thousands):

	September 30, 2022	December 31, 2021

Operating lease right-of-use assets	$3,794	$7,881
Operating lease liabilities, current	$3,819	$5,367
Operating lease liabilities, noncurrent	$1,785	$5,159
Weighted-average remaining lease term (in years)	1.7	2.2
Weighted-average discount rate	4.7%	4.9%

Future undiscounted lease payments under operating leases as of September 30, 2022 were as follows (in thousands):

	Lease Payment Obligation	Sublease Income	Net Lease Obligation

Remainder of 2022	$1,351	$(226)	$1,125
2023	3,170	(768)	2,402
2024	932	(360)	572
2025	381	(210)	171
2026	—	—	—
Total undiscounted lease payments	$5,834	$(1,564)	$4,270
Less: Imputed interest	(230)
Present value of future lease payments	5,604
Less: operating lease liabilities, current	3,819
Operating lease liabilities, noncurrent	$1,785
As of September 30, 2022, the Company did not have any additional significant lease contracts that had not yet commenced.
During the nine months ended September 30, 2022, the Company ceased using one of its leased office spaces and made a decision to sublease this space to a third party. The sublease agreement was signed in April 2022. Based on the terms of the sublease agreement, the Company determined that the right-of-use asset related to this office space is impaired, and recorded an impairment loss of $0.3 million for the nine months ended September 30, 2022 in rent and occupancy in the unaudited condensed consolidated statements of operations.

8. Commitments and Contingencies
The Company is subject to claims and lawsuits in the ordinary course of business, including arbitration, class actions and other litigation, some of which include claims for substantial or unspecified damages. The Company is also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. The Company reviews its lawsuits, regulatory inquiries and other legal proceedings on an ongoing basis and provides disclosures and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management’s best estimate when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If no amount within the range is considered a better estimate than any other amount, an accrual for losses is recorded based on the bottom amount of the range. Accrual for loss contingencies are recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets and expensed in general and administrative expenses in our unaudited condensed consolidated statements of operations. The Company monitors these

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

matters for developments that would affect the likelihood of a loss and the accrued amount, if any, and adjusts the amount as appropriate.
Legal Proceeding
On January 7, 2022, Erika McKiernan, in her capacity as Stockholder Representative for the former stockholders of SharesPost, filed a lawsuit against the Company in the Court of Chancery of the State of Delaware, asserting claims in connection with the Agreement and Plan of Merger, dated as of May 10, 2020, by and among the Company, SharesPost, Thanksgiving Merger Sub, Inc., and Erika McKiernan as the Stockholder Representative, as amended on November 6, 2020 (the "SharesPost Merger Agreement”). In general, the complaint asserts breaches of the SharesPost Merger Agreement and seeks declaratory judgements establishing those breaches. The Company is unable to predict the outcome, nor the amount of time and expense that will be required to resolve this action. At this juncture, the Company does not believe this action will have a material adverse impact on its operations or financial position. The Company believes the allegations set forth in this action are without merit and intends to defend vigorously against the lawsuit. On February 24, 2022, the Company filed its Answer and a counterclaim denying the alleged claims. On March 9, 2022, SharesPost submitted its Reply denying the Company's counterclaim and the majority of the Company's allegations. In August 2022, SharesPost filed an Amended Complaint adding the public company parent, Forge Global Holdings, Inc. as a party to the action. No provision for a loss contingency has been recorded as the amount of losses, if any, is not estimable as of September 30, 2022.

401(k) Plan
The Company has established a tax-qualified retirement plan under Section 401(k) of the Internal Revenue Code for all of its U.S. employees, including executive officers, who satisfy certain eligibility requirements, including requirements relating to age and length of service. The Company matches 2% of every dollar contributed to the plan by employees, including executive officers, up to a maximum of $5.8 thousand. During the three and nine months ended September 30, 2022, the Company contributed $0.2 million and $0.8 million, respectively, to the defined contribution plan. During the three and nine months ended September 30, 2021, the Company contributed $0.1 million and $0.4 million, respectively, to the defined contribution plan.
Non-Cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties for purchases. As of September 30, 2022, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer totaling $10.2 million.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Off Balance Sheet Items
The Company organizes a series of investment funds, each of which is represented by a limited liability company (“LLC”) within Forge Investments LLC and by portfolio companies within Forge Investments SPC and Forge Investments II SPC. The funds were formed for the purpose of investing in securities relating to a single private company. Each series of funds consists of a separate and distinct portfolio of investments owned by different investors. The Company utilizes third-party fund administrators to manage the funds and has no ownership interest nor participation in the gains or losses of the entities represented by the funds. The Company paid for the expenses incurred by these entities, including fund insurance expenses of less than $0.1 million and $0.2 million, and fund management expenses of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2022, respectively, and fund insurance expenses of $0 and $0.5 million, and fund management expenses of $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, included in transaction-based expenses in the unaudited condensed consolidated statements of operations. Also, the Company paid fund audit fees of $0 and $0.6 million during the three and nine months ended September 30, 2022, respectively, and fund audit fees of less than $0.1 million and $0.6 million during the three and nine months ended September 30, 2021, respectively, included in professional services in the unaudited condensed consolidated statements of operations. The Company did not consolidate Forge Investments LLC and Forge Investment SPC, or the investment funds, because the Company has no direct or indirect interest in Forge Investments LLC and Forge Investment SPC, or the investment funds, and the expenses that the Company pays on behalf of Forge Investments LLC and Forge Investment SPC, or the investment funds, are not significant to those entities. The Company believes its maximum exposure to loss resulting from its involvement with those entities is limited to the payment of future insurance expenses, management expenses and audit fees.
10. Capitalization
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
Immediately prior to the effective time of the Merger, all series of convertible preferred stock of Legacy Forge were converted into shares of Class AA common stock of Legacy Forge on a one-for-one basis and then converted into the Company’s common stock at the Exchange Ratio. As of September 30, 2022, no shares of convertible preferred stock were outstanding.
Common Stock
Prior to the Merger, Legacy Forge had authorized four classes of common stock: Class AA common stock, Class AA-1 common stock, Class EE-1 common stock, and Class EE-2 common stock. Holders of such common stock were entitled to receive any dividends if and when such dividends are declared by the board of directors. Common stock was subordinated to the convertible preferred stock with respect to dividend rights and rights upon certain deemed liquidation events. Common stock was not redeemable at the option of the holder or by Legacy Forge. As of December 31, 2021, Legacy Forge was authorized to issue up to 257,968,554 shares of its capital stock, of which 171,153,360 shares were designated as common stock.

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
As of September 30, 2022, the Company had authorized 2,000,000,000 and 100,000,000 shares of common stock and preferred stock respectively, and the Company had 172,442,676 shares of common stock and no shares of preferred stock issued and outstanding.
Settlement of Nonrecourse Related-Party Promissory Notes
In connection with the Merger, the Company entered into a loan offset agreement with certain executives (the “Loan Offset Agreement”) as a result of outstanding promissory notes that were due from these executives as of the Closing Date. As a result of the Loan Offset Agreement, the Company agreed to offset the after-tax value of the transaction bonus that the executives received in connection with the Merger (see Note 3) against the entire outstanding balance of the nonrecourse promissory notes, including any unpaid interest, as of one day immediately prior to the closing of the Merger. The total amount of outstanding promissory notes that were offset against the transaction bonus was $5.5 million, which included $1.3 million related to unvested shares included in the accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. The related bonus expense was recorded as compensation and benefits in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2022.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Warrants
Warrants to Purchase Series B-1 Preferred Stock or Subsequent Round Stock
In May 2020, Legacy Forge entered into a Note and Warrant Purchase Agreement with investors pursuant to which it issued certain convertible notes (the “2020 Convertible Notes”). In connection with the issuance of the 2020 Convertible Notes, the note holders entered into a Note and Warrant Purchase Agreement for the options to purchase shares based on coverage of 5% of the 2020 Convertible Notes principal amounts (the “May 2020 Warrants”). The note holders could purchase either (i) the Series B-1 preferred stock of Legacy Forge at Series B-1 price of $3.9760 or (ii) any subsequent round stock of Legacy Forge at the subsequent round price. The warrants have a five-year contractual life and may be exercised at any time during that period.
In October 2020, Legacy Forge entered into a Loan and Security Agreement (the “2020 Loan and Security Agreement”) with another lending institution that provided for a term loan in the amount of $15.0 million. In October 2020, simultaneously with the 2020 Loan and Security Agreement, the lender entered into a Warrant to Purchase Shares of Preferred Stock Agreement with Legacy Forge for the options to purchase a coverage amount of $3.5 million of shares (the “October 2020 Warrants”). The investors were granted the right to purchase either the Series B-1 convertible preferred stock of Legacy Forge at Series B-1 price of $3.9760 or (ii) any subsequent round stock of Legacy Forge at the subsequent round price. The warrants have a ten-year contractual life and may be exercised at any time during that period.
Prior to the Merger, the May 2020 Warrants and October 2020 Warrants were classified as liabilities in Legacy Forge's consolidated balance sheets. Legacy Forge remeasured the May 2020 Warrants and October 2020 Warrants at each balance sheet date to fair value (Note 4). Subsequent to the Merger, the May 2020 Warrants and October 2020 Warrants were converted to Legacy Forge's common stock warrants. As a result, the May 2020 Warrants and October 2020 Warrants were adjusted to fair value prior to conversion, and then settled in additional paid-in capital as a result of the conversion to equity-classified common stock warrants. The Company recorded changes in fair value of the May 2020 Warrants and October 2020 Warrants of $0 and $0.1 million in change in fair value of warrant liabilities in the Company’s unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2022, respectively. The Company recorded changes in fair value of the May 2020 Warrants and October 2020 Warrants of $1.4 million and $2.1 million in change in fair value of warrant liabilities in the Company’s unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2021, respectively.
Warrants to Purchase Junior Preferred Stock
In November 2020, in connection with the SharesPost acquisition, Legacy Forge issued a total of 3,122,931 warrants (“Junior Preferred Stock Warrants”) to purchase shares of Legacy Forge's Junior Preferred Stock at an exercise price of $3.9760 per share, with a cap of extended value of $5.0 million. The Junior Preferred Stock Warrants have a five-year contractual life and may be exercised at any time during that period.
Prior to the Merger, the warrants were classified as a liability in the condensed consolidated balance sheets. The Company remeasures the warrants at each balance sheet date using a hybrid method (Note 4). Subsequent to the Merger, the Junior Preferred Stock Warrants were converted to the Company's common stock warrants. As a result, the Junior Preferred Stock Warrants were adjusted to fair value prior to conversion and remain classified as a liability, as the Company's obligation with respect to these warrants is capped at a fixed monetary amount of $5.0 million and may be settled in a variable number of common shares.
During three and nine months ended September 30, 2022, 491,785 Junior Preferred Stock Warrants were net exercised in exchange for 123,379 shares of common stock. The change in fair value of warrant liabilities was recorded through the date of exercise as change in fair value of warrant liabilities within the unaudited condensed consolidated statements of operations. Additionally, the fair value of the warrant liability as of the exercise date of $0.7 million was reclassified to additional paid-in capital within the unaudited condensed consolidated balance sheets as of September 30, 2022.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded changes in fair value of the Junior Preferred Stock Warrants that were converted to warrants to purchase common stock of $3.9 million in change in fair value of warrant liabilities in the Company's unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2022. Change in fair value of warrant liabilities for the Junior Preferred Stock Warrants was $0 and $3.5 million during the three and nine months ended September 30, 2021, respectively.
Public Warrants and Private Placement Warrants

As the accounting acquirer, Legacy Forge is deemed to have assumed 7,386,667 warrants for Class A common stock that were held by Motive Capital Funds Sponsor, LLC (the “Sponsor”) at an exercise price of $11.50 ("Private Placement Warrants"), 13,799,940 Class A common stock warrants held by MOTV's shareholders at an exercise price of $11.50 ("Public Warrants"), and 4,666,664 Public Warrants at an exercise price of $11.50 that were issued in connection with the A&R FPA that was consummated upon the Closing Date. The warrants are exercisable subject to the terms of the warrant agreement, including but not limited to, the Company having an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"), covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. The warrants expire in five years after the completion of the Business Combination, or earlier upon redemption or liquidation.
Subsequent to the Merger, the Private Placement Warrants and Public Warrants meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement Warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to the entity's own stock. Therefore, these warrants are classified as liabilities on the condensed consolidated balance sheets.
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

During the three and nine months ended September 30, 2022, in connection with the Redemption, 768 and 1,994,790 Public Warrants were exercised at an exercise price of $11.50 per share of common stock, for an aggregate of 768 and 1,994,790 shares, respectively. Total cash proceeds generated from such exercises were less than $0.1 million and $22.9 million, respectively. The change in fair value of warrant liabilities was recorded through the date of exercise as change in fair value of warrant liabilities within the unaudited condensed consolidated statements of operations. Additionally, the fair value of the warrant liability as of the exercise date of $0.7 million was reclassified to additional paid-in capital within the unaudited condensed consolidated balance sheets as of September 30, 2022.

On July 11, 2022, the remaining 16,471,814 Public Warrants still outstanding were redeemed at a price of $0.01 per Public Warrant for an aggregate cash payment from the Company of $0.2 million. On July 11, 2022, the Public Warrants were delisted from the NYSE.

As of September 30, 2022, the following warrants were outstanding:

Warrant Type	Shares	Exercise Price per Share
Private Placement Warrants	7,386,667	$11.50

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Share-Based Compensation
Prior Stock Plan
In March 2018, Legacy Forge adopted its 2018 Equity Incentive Plan (as amended from time to time, the“2018 Plan”), which provides for grants of share-based awards, including stock options and restricted stock awards (“RSAs”), and other forms of share-based awards. The 2018 Plan was terminated in March 2022 in connection with the adoption of the 2022 Stock Option and Incentive Plan (the “2022 Plan”). Accordingly, no shares are available for future grants under the 2018 Plan following the adoption of the 2022 Plan.
2022 Stock Plan
In March 2022, prior to and in connection with the Merger, the Company adopted the 2022 Plan, which provides for grants of share-based awards, including stock options and restricted stock units (“RSUs”), and other forms of share-based awards. The Company has reserved 12,899,504 shares of common stock for the issuance of awards under the 2022 Plan. In addition, the number of shares of common stock reserved and available for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2023 and on each January 1 thereafter and ending on the tenth anniversary of the adoption date of the 2022 Plan, in an amount equal to (i) 3% of the outstanding number of shares of common stock of the Company on the preceding December 31, or (ii) a lesser number of shares as approved by the Company's board of directors.
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
Reserve for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	September 30, 2022	December 31, 2021
Conversion of convertible preferred stock	—	86,815,192
Warrants to purchase convertible preferred stock	—	3,540,546
Warrants to purchase common stock	3,282,652	233,891
Shares available for grant under 2018 Plan	—	1,133,920
Stock options issued and outstanding under 2018 Plan	13,407,629	15,712,433
Shares available for grant under 2022 Plan(1)	8,169,560	—
RSUs issued and outstanding under 2022 Plan	7,126,492	—
Stock options issued and outstanding under 2022 Plan	—	—
Shares available for grant under 2022 ESPP	4,072,000	—
Outstanding Private Placement Warrants	7,386,667	—
Total shares of common stock reserved	43,445,000	107,435,982

(1) To the extent outstanding options granted under the 2018 Plan are cancelled, forfeited, or otherwise terminated without being exercised and would have been returned to the share reserve under the 2018 Plan following the closing date of the Merger, the number of shares of common stock underlying such awards will be available for future awards under the 2022 Plan.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock options
Stock options generally vest over four years and expire ten years from the date of grant. Vested stock options generally expire three months to five years after termination of employment. Stock option activity during the nine months ended September 30, 2022 consisted of the following (in thousands, except for share and per share data):

	Stock Options	Weighted Average Exercise Price	Weighted- Average Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	5,031,310	$6.85	9.2	$120,491
Retroactive application of recapitalization	10,681,124	$(4.66)
Balance as of December 31, 2021	15,712,434	$2.19
Exercised	(1,042,214)	$0.96
Cancelled/Forfeited/Expired	(1,262,591)	$1.53
Balance as of September 30, 2022	13,407,629	$2.35	8.0	$7,728
Vested and exercisable as of September 30, 2022	5,961,059	$1.54	7.5	$5,412
The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 were $0 and $2.90 per share, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2022 and 2021 was $11.4 million and $2.8 million, respectively.
The Company recorded share-based compensation of $2.2 million and $12.3 million and $2.1 million and $4.5 million for the three and nine months ended September 30, 2022 and 2021, respectively, related to stock options. In addition, for the nine months ended September 30, 2022, the Company recognized share-based compensation expense of $0.6 million related to pre-close issuance of common stock for services.
Unrecognized share-based compensation expense for unvested stock options granted and outstanding as of September 30, 2022, is $13.6 million, which is to be recognized over a weighted-average period of 2.2 years.
Performance and Market Condition Options
In May 2021, Legacy Forge’s board of directors granted the Chief Executive Officer a performance and market condition-based option covering 3,122,931 shares of Legacy Forge's Class AA common stock with an exercise price of $3.9760 per share. The options are divided into three tranches of 1,040,976 options, 1,040,976 options, and 1,040,979 options, corresponding to the three Aggregate Exit Proceeds Thresholds (as defined below). The awards vest only upon the satisfaction of (1) certain performance conditions, which is the occurrence of an IPO, merger with a SPAC, or a secondary sale for total proceeds of at least $0.3 million and (2) market condition, which is holders of Legacy Forge's B-1 Preferred Stock having realized (i) aggregate exit proceeds with fair market value of at least $9.94, $14.91, and $19.88 per share (the “Share Price Thresholds”); and (ii) an aggregate interest rate compounded annually which, when used as the discount rate to calculate the net present value, with respect to the occurrence of an IPO, merger with a SPAC or acquisition, that is equal to or greater than 20.0%, 30.0% and 35.0% (the “IRR Thresholds,” and together with the Share Price Thresholds, the “Aggregate Exit Proceeds Thresholds”). In the event of an IPO or a merger with a SPAC, the Aggregate Exit Proceeds Thresholds are measured on the basis of the closing price average for any trailing 20 trading day period (the “Measurement Period”) that occurs following such IPO or a merger with a SPAC, with the Measurement Period commencing upon expiration of the 180-day lock-up period following such IPO or merger with a SPAC, until the options expire or the Chief Executive Officer ceases to provide services to the Company. The options expire within 10 years less one day following the grant date. Upon consummation of the Merger, the performance condition was met and the Company recorded cumulative catch-up compensation expense of $4.6 million. Total compensation expense recognized for the performance and market condition-based option during the three and nine months ended September 30, 2022 was $0.6 million and $5.7 million, respectively.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company used the Monte Carlo simulation model to determine the fair value of the options with performance and market-based vesting conditions for purposes of calculating share-based compensation expense if vesting conditions met. The Monte Carlo simulation model incorporates the probability of satisfying performance and market conditions and uses transaction details such as stock price, contractual terms, maturity and risk-free interest rates, as well as volatility. The fair value of the options with no performance or market vesting conditions is based on the market value of common stock on the date of grant. The fair value of the performance-based stock options was $2.27 per option share estimated using the Monte Carlo simulation methodology. The unrecognized compensation expense was $1.4 million as of September 30, 2022.
Early Exercised Options
Under the 2018 Plan, certain stock option holders may have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the option holders, until the options are fully vested. As of September 30, 2022 and December 31, 2021, the cash proceeds received for unvested shares of common stock recorded within accrued expenses and other current liabilities in the condensed consolidated balance sheets were $1.0 million and $0.8 million, respectively, which will be transferred to additional paid-in capital upon vesting.
Nonrecourse Promissory Notes to Early Exercise Stock Options
In the nine months ended September 30, 2021, certain executive officers of the Company exercised stock options early by executing promissory notes. The Company has accounted for the promissory notes as nonrecourse in their entirety since the promissory notes are not aligned with a corresponding percentage of the underlying shares. Such arrangements were accounted for as modifications to the original stock options to which they relate, as the maturity date of the promissory notes reflects the legal term of the stock option for purposes of valuing the award.
During the nine months ended September 30, 2022, there were no promissory notes issued upon early exercise of options. All outstanding promissory notes have been settled as of September 30, 2022.
Options Granted to Directors
In July 2021, Legacy Forge’s board of directors granted options to certain members of the board in connection with their services, to purchase 499,669 shares of Legacy Forge's Class AA common stock at exercise price of $5.43 per share. Subject to the option agreement, the options shall vest in full and become exercisable immediately prior to the consummation of a deemed liquidation event or SPAC transaction. The performance-based vesting condition for the options granted to certain board members was satisfied as of September 30, 2022 and the Company recorded $1.2 million of share-based compensation expense related to the options granted to certain board members. The fair value has been estimated using the Black-Scholes pricing model with the following assumptions:

Fair value of common stock	$6.11
Expected term (years)	5.3
Expected volatility	40.0%
Risk-free interest rate	0.7%
Expected dividend yield	0.0%
RSAs
Certain RSAs were granted to the Company's executives in exchange for consideration at a specified strike price and were further subject to vesting conditions. To the extent unvested, the shares issued in respect of such RSAs remain subject to

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

repurchase. As of September 30, 2022 and December 31, 2021, there were no shares that were subject to repurchase, respectively.
The Company recorded share-based compensation expense of $0.4 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively, related to RSAs. There was no unrecognized expense related to RSAs as of September 30, 2022.
RSUs
The Company’s RSUs are convertible into shares of the Company’s common stock upon vesting on a one-to-one basis, and generally contain time-based vesting conditions only. RSUs granted to certain executives (the “Executive Retention RSUs”) also contain market-based vesting conditions. The RSUs that contain time-based vesting conditions vest over the service period of three to four years.
RSU activity during the nine months ended September 30, 2022 was as follows:

	RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2021	—	$—
Granted	7,416,040	$16.06
Vested(1)	(60,512)	$13.35
Forfeited	(246,406)	$20.26
Unvested as of September 30, 2022	7,109,122	$15.93

(1) Common stock has not been issued in connection with 17,370 vested RSUs because such RSUs were unsettled as of September 30, 2022.

During the three and nine months ended September 30, 2022, the Company recognized share-based compensation expense of $24.8 million and $33.0 million related to RSUs, respectively. Future share-based compensation expense for unvested RSUs as of September 30, 2022 was $81.0 million, which is to be recognized over a weighted-average period of 2.6 years.

Executive Retention RSUs
On June 1, 2022, as a result of the consummation of the Merger, the Compensation Committee of the Company's board of directors granted a total of 1,859,137 RSUs to certain executives (the “Executive Retention RSUs”) that contained market-based vesting conditions in addition to time-based vesting conditions. The Executive Retention RSUs vest in three equal tranches on the earlier of: (1) first, second and third anniversaries of the consummation of the Merger, respectively, (the “Time Vesting Component”) or (2) achievement of following market-based conditions:

(a) in the event the Company’s stock price meets or exceeds the price of $12.50 per share during the RSU Measurement Period (defined below), the first tranche will vest immediately, and the Time Vesting Component of the second and third tranches will be accelerated by six months;
(b) in the event the Company’s stock price meets or exceeds the price of $15.00 per share during the RSU Measurement Period (defined below), the second tranche will vest immediately, and the Time Vesting Component of the third tranche will be accelerated by an additional six months.
The RSU Measurement Period is equal to 20 trading days within any 30 trading day period commencing upon the expiration of a six-month lock-up period following the Merger.
The fair value per share for the Executive Retention RSUs was determined by reference to the market price of the Company’s shares at the date of the grant, which was $20.26 per share. The Company used the Monte Carlo simulation model to determine the derived service period for the Executive Retention RSUs for the purposes of calculating the

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respective share-based compensation expense. The significant inputs used in the valuation included the Company's closing stock price as of the grant date of $20.26, cost of equity of 9.0%, dividend yield of 0.0%, volatility of 35.7%, and risk-free rate of 2.8%. The derived service period for the first, second, and third tranche of the Executive Retention RSUs was 0.4 years, 0.4 years, and 1.8 years, respectively.
No Executive Retention RSUs were vested as of September 30, 2022. During the three and nine months ended September 30, 2022, the Company recognized share-based compensation expense of $17.6 million and $23.3 million related to the Executive Retention RSUs, respectively. Unrecognized share-based compensation expense for unvested Executive Retention RSUs as of September 30, 2022 was $14.4 million, which is to be recognized over a weighted-average period of 1.1 years.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes
The Company’s effective tax rate from continuing operations was (0.3)% and (0.2)% for the three and nine months ended September 30, 2022, respectively, and (4.2)% and (1.7)% for the three and nine months September 30, 2021, respectively. The Company’s full allowance in the United States caused the year-to-date effective tax rate to be different from the U.S. federal statutory tax rate.
14. Net Loss per Share
Prior to the Merger and prior to effecting the recapitalization, the holders of Legacy Forge's Class AA, Class EE-1, and Class EE-2 common stock were entitled to the same right to participate in the Company’s gains or losses. Therefore, net loss per share is presented as a single class of common stock. Earnings per share calculations for all periods prior to the Merger have been retrospectively restated to the equivalent number of shares reflecting the Exchange Ratio established in the reverse capitalization.
Subsequent to the Merger, the Company has one class of common stock. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period using the two-class method. The Company’s convertible notes, convertible preferred stock, stock options, warrants, and early exercised stock options are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders because the holders of these securities do not have a contractual right to share in the Company's losses, and their effect would be antidilutive. Therefore, the net loss for the nine months ended September 30, 2022 was attributed to common stockholders only.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Numerator:
Net loss attributable to Forge Global Holdings, Inc., basic	$(16,198)	$(5,074)	$(85,741)	$(12,139)
Less: Decrease in fair value of Junior Preferred warrants	$(3,937)	$—	$(3,897)	$—
Net loss attributable to common stockholders, diluted	$(20,135)	$(5,074)	$(89,638)	$(12,139)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, basic	169,838,778	51,450,791	134,683,950	55,147,414
Dilutive effect of common share equivalents	370,478	—	1,276,662	—
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, diluted	170,209,256	51,450,791	135,960,612	55,147,414
Net loss per share attributed to common stockholders:
Basic	$(0.10)	$(0.10)	$(0.64)	$(0.22)
Diluted	$(0.12)	$(0.10)	$(0.66)	$(0.22)

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following potentially dilutive shares were excluded in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Convertible preferred stock	—	73,914,150	—	73,914,150
Outstanding options	13,407,629	16,382,490	13,407,629	16,382,490
Common stock and preferred stock warrants	3,282,652	3,774,437	3,282,652	3,774,437
Private Placement Warrants issued upon Merger	7,386,667	—	7,386,667	—
Common stock subject to repurchase	1,743,477	11,432,272	1,743,477	11,432,272
Restricted stock units	7,126,492	—	7,126,492	—
Total	32,946,917	105,503,349	32,946,917	105,503,349

15. Related Party Transactions
On September 7, 2022 the Company and DBAG formed a subsidiary, Forge Europe GmbH . DBAG is a shareholder of the Company and one of the Company's directors is affiliated with this entity (see Note 1).
Financial Technology Partners LP (“Financial Technology Partners”), a shareholder of the Company and affiliated entity of one of the Company's former directors, previously served as financial and strategic advisor to the Company on its financing, merger, and acquisition transactions. During the nine months ended September 30, 2022 the Company incurred $18.3 million in fees to Financial Technology Partners, of which $17.4 million was related to common stock issued during the Merger and was recorded as a reduction to additional paid-in capital. The remaining $0.9 million was related to issuance of Public and Private Placement Warrants, including warrants issued to A&R FPA investors, and was expensed immediately upon consummation of the Merger as acquisition-related transaction cost in the unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2021, the Company incurred $4.9 million in fees to Financial Technology Partners.
James Herbert, II, one of the Company's directors, through the James and Cecilia Herbert 1994 Revocable Trust, purchased 75,000 shares of the Company's common stock (for a purchase price of $0.8 million) in the PIPE Investment, concurrently and in connection with the closing of the Business Combination. Mr. Herbert's transaction was on the same terms as the other investors who purchased shares in the PIPE Investment pursuant to certain subscription agreements dated September 13, 2021.
Prior to the Business Combination, one of Legacy Forge's directors was also a director of Temasek Holding (Private) Limited ("Temasek"). Temasek, through its wholly-owned subsidiary, Ossa Investments Pte. Ltd, purchased 1,000,000 shares of the Company's common stock (for a purchase price of $10.0 million) in the PIPE Investment, concurrently and in connection with the closing of the Business Combination. This transaction was on the same terms as the other investors who purchased shares in the PIPE Investment pursuant to certain subscription agreements dated September 13, 2021.

16. Subsequent Events
In October 2022, the Company entered into an operating lease to rent approximately 14,403 square feet of office space in San Mateo, California through December 31, 2025 with a three-year renewal option. Total minimum monthly lease payments are expected to be $0.1 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provide information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read together with the unaudited condensed consolidated financial statements and related notes to those statements in this Report, as well as our audited consolidated financial statements and related notes to those statements included in our Current Report on Form 8-K which was filed with the SEC on March 25, 2022. This discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Report.
Unless the context otherwise requires, references in this section to "Forge," the “Company,” “we,” “us,” and “our,” refer to Forge Global Holdings, Inc. and its subsidiaries following the Business Combination (as defined below).
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
Prior to the Business Combination, MOTV’s units, public shares, and Public Warrants (as defined below) were listed on the New York Stock Exchange under the symbols “MOTV-UN”, “MOTV”, and “MOTV-WT”, respectively. Following the consummation of the Business Combination, on March 21, 2022, the Company’s common stock and Public Warrants began trading on The New York Stock Exchange (“NYSE”), under the symbols “FRGE” and “FRGE WS”, respectively.

Legacy Forge is considered the Company’s accounting predecessor. The Merger was accounted for as a reverse recapitalization with Legacy Forge as the accounting acquirer and MOTV as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Legacy Forge.
Recent Developments
Forge Europe Formation

On September 7, 2022, we and Deutsche Börse Aktiengesellschaft (“DBAG,” and together with the Company, the “Investors”) entered into an agreement (the “Shareholder Agreement”) to form Forge Europe GmbH (“Forge Europe”), with an anticipated market launch in mid-2023, subject to the requisite regulatory approvals. Forge Europe was funded with a cash amount of $14.1 million (the “Cash Consideration”), and certain intangible assets (the “Noncash Consideration”). We contributed $4.6 million of the Cash Consideration and $9.5 million was contributed by DBAG.
We have a majority ownership interest a in Forge Europe and control its management and supervisory boards. Therefore, we account for Forge Europe as a fully consolidated subsidiary. The remaining interest, held by DBAG, was reported as a noncontrolling interest in the unaudited condensed consolidated financial statements.

Through Forge Europe, we aim to establish a digital marketplace for European companies and investors that provides access to our U.S. liquidity network. Forge Europe will be delivering to European participants the benefits of a liquid, transparent and efficient global private market.

COVID-19 Impacts
The COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets.
The Company continues to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. Although we have not experienced significant business disruptions thus far from the COVID-19 pandemic, we are unable to predict the full impact that COVID-19 and its variant strains will have on our future results of operations, liquidity, and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken by government authorities, the impact to our customers, employees, suppliers, and other factors. These factors are beyond our knowledge and control and, as a result, at this time, we are unable to predict the ultimate impact, both in terms of severity and duration, that the COVID-19 pandemic will have on our business, operating results, cash flows and financial condition.
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

Inflation, Monetary Response, and Economic Impacts

The world economy is experiencing stubbornly high inflation, a challenge not faced for decades. Following the global financial crisis, with inflationary pressures muted, interest rates were extremely low for years and investors became accustomed to low volatility. The resulting easing of financial conditions supported economic growth, but it also contributed to a buildup of financial vulnerabilities. With inflation at multidecade highs, monetary authorities in advanced economies are accelerating the pace of policy normalization. Policymakers have continued to tighten policy against a backdrop of rising inflation and currency pressures, albeit with notable differences across regions. Global financial conditions have tightened notably this year, leading to capital outflows. Amid heightened economic and geopolitical uncertainties, investors have aggressively pulled back from risk-taking and adjusted their investment preferences generally. Key gauges of systemic risk, such as higher dollar funding costs and counterparty credit spreads, have risen. There is a risk of a disorderly tightening of financial conditions that may be amplified by vulnerabilities built over the years. Increased volatility and liquidity risks to private equity valuations, as well as uncertainty around settlement prices for illiquid assets, have and could continue to negatively impact investor appetite and investment preferences across the ALT investment and private market space.

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

Private Market Trends
Our results of operations are impacted by the overall health of the economy, and consumer and institutional investing patterns, which include the following key drivers:
•Market Trends. As private market investing continues and the number of venture-backed companies and unicorns increases, and companies stay private longer, our supply and demand will fluctuate accordingly. The market disruption continues to affect the private market. . During this period we continued to see widening of the bid-ask spread, reaching a peak in August before beginning to narrow in September. By the end of September, the spread is still far above our historic median. Although our operating history has coincided with a period of general macroeconomic growth in the United States, particularly in the U.S. equity markets, which has previously stimulated growth in overall investment activity on our platform, we have and may continue to be impacted by any slowdowns in growth or downturns and volatility in the private equity markets.

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

•Macroeconomic Events. Customer and business behavior is impacted by the overall macroeconomic environment. Unprecedented global inflation and related monetary response (including the Federal Reserve raising interest rates 2.25% this year so far with more raises possible if inflation is not controlled) is leading to a buildup of systemic financial vulnerabilities and asset valuation risks across public and private equity markets, real estate, and credit. Lowered growth forecasts and potential recession outcomes of an unknown duration could lead to a period of prolonged uncertainty. Increased volatility and liquidity risks to private equity valuations, as well as uncertainty around settlement prices for illiquid assets, have and could continue to lead to negatively impact investor appetite and investment preferences across the ALT investment and private markets space. The ongoing COVID-19 pandemic, continued global supply chain disruptions, and the military conflict between Russia and Ukraine could continue to affect both global business and individuals’ behavior and energy and commodity price increases further contribute to prolonged systemic weaknesses in global and regional economies.

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
Custodial administration fees
We generate revenues through fees for performing custodial account administrative and maintenance services for our customers, including quarterly or monthly account fees, asset fees, and transaction fees. We assess a flat fee per account, with additional fees based on the number and types of assets held and services purchased by account holders. We also receive cash administration fees for facilitating customers’ transactions with Federal Deposit Insurance Corporation banks, with fees contingent on prevailing interest rates and cash balances in custodial accounts. Our revenues depend on the number of Total Custodial Accounts, which include accounts clients open directly with us and the activity within these accounts as well as accounts we custody on behalf of partners. Our business depends on maintaining and growing the number of Total Custodial Accounts.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in thousands	2022	2021	Change	% Change	2022	2021	Change	% Change
TRADING BUSINESS
Trades	426	1,022	(596)	(58)%	1,652	3,906	(2,254)	(58)%
Volume	$226,229	$674,273	$(448,044)	(66)%	$975,984	$2,347,114	$(1,371,130)	(58)%
Net Take Rate	3.6%	3.3%	0.3%	9%	3.4%	3.4%	—%	—%
Placement fee revenues, less transaction-based expenses	$8,141	$22,358	$(14,217)	(64)%	$33,366	$80,220	$(46,854)	(58)%

•Trades are defined as the total number of orders executed by the Company and acquired entities buying and selling private stocks on behalf of private investors and shareholders. Increasing the number of orders is critical to increasing our revenue and, in turn, to achieving profitability.

•Volume is defined as the total sales value for all securities traded through our Forge Markets platform. Volume is defined as the aggregate value of the issuer company’s equity attributed to both the buyer and seller in a trade; the Company typically captures a commission on both sides, and as such a $100 trade of equity between buyer and seller would be captured as $200 of volume for the Company. Volume is influenced by, among other things, the pricing and quality of our services as well as market conditions that affect private company valuations, such as increases in valuations of comparable companies at initial public offering.
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

	As of September 30,
Dollars in thousands	2022	2021	Change	% Change
CUSTODY BUSINESS
Total Custodial Accounts	1,811,774	1,985,235	(173,461)	(9)%
Assets Under Custody	$14,967,314	$14,476,674	$490,640	3%

•Total Custodial Accounts, previously called Billable Core and Platform Accounts, are defined as our customers’ custodial accounts that are established on our platform and billable. These relate to our Custodial Administration fees revenue stream and are an important measure of our business as the number of Total Custodial Accounts is an indicator of our future revenues from certain account maintenance, transaction, and sub-account fees. Total Custodial Accounts declined during the nine months ended September 30, 2022 due to one-time closures made by one of the Company's partners.
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
We defined Adjusted EBITDA as net loss, adjusted to exclude: (i) interest expense, net, (ii) provision for or benefit from income taxes, (iii) depreciation and amortization, (iv) share-based compensation expense, (v) change in fair value of warrant liabilities, (vi) acquisition-related transaction costs, and (vii) other significant gains, losses, and expenses (such as impairments, transaction bonus) that we believe are not indicative of our ongoing results.
The following table reconciles net loss to Adjusted EBITDA for the Company for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss including noncontrolling interest	$(16,198)	$(5,074)	$(85,741)	$(12,139)
Add:
Interest (income) expense, net	(874)	(11)	(1,161)	2,323
Provision for (benefit from) income taxes	48	203	206	199
Depreciation and amortization	1,428	1,385	4,531	4,137
Loss on impairment of long lived assets	—	—	446	—
Share-based compensation expense	26,712	2,824	45,974	9,975
Change in fair value of warrant liabilities	(25,210)	(737)	(19,808)	5,575
Acquisition-related transaction costs(1)	821	71	5,219	163
Transaction bonus (2)	—	—	17,735	—
Adjusted EBITDA	$(13,273)	$(1,339)	$(32,599)	$10,233

(1)Acquisition-related transaction costs include transaction costs related to the Business Combination, which consisted of legal, accounting, and other professional services directly related to the Merger, direct and incremental expenses in connection with business acquisitions, which consist primarily of professional services fees for investment banking advisors, legal services, accounting advisory, and other external costs directly related to acquisitions and other strategic opportunities, including the formation of Forge Europe.
(2)Represents a one-time transaction bonus to certain executives as a result of consummation of the Merger, included in the compensation and benefits in the unaudited condensed consolidated statements of operations.

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

Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes of the Company included elsewhere in this Report include our accounts and accounts of our consolidated subsidiaries and were prepared in accordance with GAAP.
Components of Results of Operations
Revenue
We generate revenue from providing private market services, which include fees charged for private placements on our marketplace platform, and fees charged for account and asset management to customers.
We categorize our services into the following three categories:
Placement fees — We maintain a platform which generates revenues through our Forge Markets offering with volume-based fees sourced from institutions, individual investors, and private equity holders. Placement fees represent fees charged by us for executing a private placement on our platform. We earn agency placement fees in non-underwritten transactions, such as private placements of equity securities. We enter into arrangements with individual accredited customers or pooled investment vehicles to execute private placements in the secondary market. We anticipate placement fees to grow in the long run as the secondary market continues to grow and the Company continues to execute trades more efficiently.
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
Subscription Fees — We generate revenues through our Forge Data offering with subscription fees earned from our data product, Forge Intelligence, and through our FCS fees. We anticipate subscription fees to grow as we expand our sales and marketing efforts and develop more features and products. Subscription fees were not material for the periods presented and were included as part of placement fees in the unaudited condensed consolidated statements of operations.
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
Rent and occupancy
Rent and occupancy expense is related to our leased property and includes rent, maintenance, real estate taxes, utilities, and other related costs. We generally expect our rent and occupancy expense to remain stable in the near term, increasing overtime in absolute dollars as a result of our expansion efforts.
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
General and administrative
General and administrative includes insurance, bank service charges, dues and subscriptions, travel and entertainment, and other general and administrative costs. Our general and administrative expense has and we expect it to continue to increase in the near term as a result of operating as a public company, including regulatory fees associated with compliance with the rules and regulations of the SEC and other regulatory bodies, as well as increases in general office expenses as we grow our business.
Depreciation and amortization
Depreciation and amortization is attributable to property and equipment, intangible assets, and capitalized internal-use software. We expect our depreciation and amortization expense to increase for the foreseeable future as we plan additional capital expenditures to support the growth of our business.
Interest income (expense), net
Interest income (expense), net, primarily includes interest income earned on our cash and cash equivalents.

Change in fair value of warrant liabilities
Changes in the fair value of warrant liabilities, including Public Warrants and Private Placement Warrants, are related to warrant liabilities that are marked-to-market each reporting period with the change in fair value recorded in the accompanying unaudited condensed consolidated statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liabilities to be reclassified to stockholders’ equity or deficit.
Other income, net
Other income, net, includes loss on an equity method investment, and other non-operating income and expenditures.
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations for the interim periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Placement fees	$8,227	$22,940	$33,763	$83,394
Custodial administration fees	7,673	4,718	18,799	14,992
Total revenues	$15,900	$27,658	$52,562	$98,386
Transaction-based expenses:
Transaction-based expenses	(86)	(582)	(397)	(3,174)
Total revenues, less transaction-based expenses	$15,814	$27,076	$52,165	$95,212
Operating expenses:
Compensation and benefits	44,040	22,880	115,064	70,737
Professional services	3,799	2,987	11,169	9,791
Acquisition-related transaction costs	821	71	5,219	163
Advertising and market development	928	1,134	3,873	2,979
Rent and occupancy	1,097	914	3,803	2,711
Technology and communications	3,536	2,259	8,368	5,839
General and administrative	2,601	1,139	7,373	3,127
Depreciation and amortization	1,428	1,385	4,531	4,137
Total operating expenses	$58,250	$32,769	$159,400	$99,484
Operating loss	$(42,436)	$(5,693)	$(107,235)	$(4,272)
Interest and other income (expenses):
Interest income (expenses), net	874	11	1,161	(2,323)
Change in fair value of warrant liabilities	25,210	737	19,808	(5,575)
Other income, net	202	74	731	230
Total interest income (expenses) and other income (expenses)	$26,286	$822	$21,700	$(7,668)
Loss before provision for income taxes	$(16,150)	$(4,871)	$(85,535)	$(11,940)
Provision for income taxes	48	203	206	199
Net loss including noncontrolling interest	$(16,198)	$(5,074)	$(85,741)	$(12,139)
Net loss attributable to Forge Global Holdings, Inc.	$(16,198)	$(5,074)	$(85,741)	$(12,139)

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(as a percentage of revenue)		(as a percentage of revenue)
Revenues:
Placement fees	52%	83%	64%	85%
Custodial administration fees	48%	17%	36%	15%
Total revenues	100%	100%	100%	100%
Transaction-based expenses:
Transaction-based expenses	(1)%	(2)%	(1)%	(3)%
Total revenues, less transaction-based expenses	99%	98%	99%	97%
Operating expenses:
Compensation and benefits	277%	83%	219%	72%
Professional services	24%	11%	21%	10%
Acquisition-related transaction costs	5%	—%	10%	—%
Advertising and market development	6%	4%	7%	3%
Rent and occupancy	7%	4%	7%	3%
Technology and communications	22%	8%	16%	6%
General and administrative	16%	4%	14%	3%
Depreciation and amortization	9%	5%	9%	4%
Total operating expenses	366%	119%	303%	101%
Operating loss	(267)%	(21)%	(204)%	(4)%
Interest and other income (expenses):
Interest income (expenses), net	5%	—%	2%	(2)%
Change in fair value of warrant liabilities	159%	3%	38%	(6)%
Other income, net	1%	—%	1%	—%
Total interest income (expenses) and other income (expenses)	165%	3%	41%	(8)%
Loss before provision for income taxes	(102)%	(18)%	(163)%	(12)%
Provision for income taxes	—%	—%	—%	—%
Net loss including noncontrolling interest	(102)%	(18)%	(163)%	(12)%
Net loss attributable to Forge Global Holdings, Inc.	(102)%	(18)%	(163)%	(12)%

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Placement fees	$8,227	$22,940	$(14,713)	(64)%	$33,763	$83,394	$(49,631)	(60)%
Custodial administration fees	7,673	4,718	2,955	63%	18,799	14,992	3,807	25%
Total revenues	$15,900	$27,658	$(11,758)	(43)%	$52,562	$98,386	$(45,824)	(47)%

Comparison of Three Months Ended September 30, 2022 and 2021

Revenue was $15.9 million for the three months ended September 30, 2022 compared to $27.7 million for the three months ended September 30, 2021, representing a decrease of $11.8 million, or 43%, driven primarily by lower trading volumes. We attribute lower trading volumes to macroeconomic and geopolitical instability that triggered a higher spread between the price sellers are asking for their shares and the price at which buyers want to buy. We believe buyers have also paused due to high market volatility and uncertain market conditions.

Placement fees decreased by $14.7 million, or 64%, driven by lower trading volumes.
Custodial administration fees increased by $3.0 million, or 63%, driven by rate increases for these services and increased revenue from cash administration services.

Comparison of Nine Months Ended September 30, 2022 and 2021

Revenue was $52.6 million for the nine months ended September 30, 2022 compared to $98.4 million for the nine months ended September 30, 2021, representing a decrease of $45.8 million, or 47%, driven primarily by lower trading volumes. We attribute lower trading volumes to macroeconomic and geopolitical instability that triggered a higher spread between the price sellers are asking for their shares and the price at which buyers want to buy. We believe buyers have also paused due to high market volatility and uncertain market conditions.
Placement fees decreased by $49.6 million, or 60%, driven by lower trading volumes.
Custodial administration fees increased by $3.8 million, or 25%, driven by increased fees for these services during the three months ended September 30, 2022 and increased revenue from management of cash balances in customers’ custodial accounts.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Transaction-based expenses	$(86)	$(582)	$496	(85)%	$(397)	$(3,174)	$2,777	(87)%

Comparison of Three Months Ended September 30, 2022 and 2021

Transaction-based expenses were $0.1 million for the three months ended September 30, 2022, compared to $0.6 million for the three months ended September 30, 2021, representing a decrease of $0.5 million or 85%, driven by the decline in the volume of transactions that gave rise to these expenses.

Comparison of Nine Months Ended September 30, 2022 and 2021

Transaction-based expenses were $0.4 million for the nine months ended September 30, 2022, compared to $3.2 million for the nine months ended September 30, 2021, representing a decrease of $2.8 million or 87%, driven by the decline in the volume of transactions that gave rise to these expenses.

Compensation and benefits

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Salary	$11,759	$9,301	$2,458	26%	$33,863	$23,902	$9,961	42%
Bonus	4,316	9,781	(5,465)	(56)%	31,287	34,019	(2,732)	(8)%
Benefits	1,239	944	295	31%	3,909	2,787	1,122	40%
Share-based compensation	26,712	2,824	23,888	846%	45,974	9,975	35,999	361%
Other	14	30	(16)	(53)%	31	54	(23)	(43)%
Total compensation and benefits	$44,040	$22,880	$21,160	92%	$115,064	$70,737	$44,327	63%

Comparison of Three Months Ended September 30, 2022 and 2021
Compensation and benefits expense was $44.0 million for the three months ended September 30, 2022, compared to $22.9 million for the three months ended September 30, 2021, representing an increase of $21.2 million, or 92%.

The change was primarily due to the increase in share-based compensation expense of $23.9 million, primarily related to RSUs, which the Company first granted on June 1, 2022 under the 2022 Stock Option and Incentive Plan. RSU expense was $24.8 million, of which $17.6 million related to the Executive Retention RSUs granted to certain executives described in Note 12, "Share-Based Compensation" to our unaudited condensed consolidated financial statements included elsewhere in this Report.

Additionally, increases in headcount from organic growth of our business operations drove increases in salaries and benefits of $2.5 million and $0.3 million, respectively. These increases were partially offset by a decrease in bonus of $5.5 million driven by lower attainment of Company performance targets.

Comparison of Nine Months Ended September 30, 2022 and 2021

Compensation and benefits expense was $115.1 million for the nine months ended September 30, 2022, compared to $70.7 million for the nine months ended September 30, 2021, representing an increase of $44.3 million, or 63%.

The change was primarily attributable to the increase in share-based compensation expense of $36.0 million, primarily related to RSUs, which the Company first granted on June 1, 2022 under the 2022 Plan. RSU expense was $33.0 million, of which $23.3 million related to the Executive Retention RSUs granted to certain executives described in Note 12, "Share-Based Compensation" to our unaudited condensed consolidated financial statements included elsewhere in this Report. Additionally, $5.8 million of the share-based compensation increase was due to cumulative catch-up expense for stock option grants containing performance and market-based conditions. These expenses were partially offset by a decrease in share-based compensation of $4.3 million for secondary transactions which occurred in 2021 but not in 2022.

Additionally, increases in headcount from our organic growth of business operations drove increases in salaries and benefits of $10.0 million and $1.1 million, respectively. Also, the Company awarded a one-time transaction bonus for certain executives of $17.7 million related to the consummation of the Business Combination. This was offset by a decrease in incentive bonuses of $20.4 million driven by lower attainment of Company performance targets.

Professional services

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Professional services	$3,799	$2,987	$812	27%	$11,169	$9,791	$1,378	14%

Comparison of Three Months Ended September 30, 2022 and 2021

Professional services expense was $3.8 million for the three months ended September 30, 2022, compared to $3.0 million for the three months ended September 30, 2021, representing an increase of $0.8 million, or 27%. The change in expense was primarily due to consulting and legal expenses related to increased compliance requirements as a result of becoming a public company.

Comparison of Nine Months Ended September 30, 2022 and 2021

Professional services expense was $11.2 million for the nine months ended September 30, 2022, compared to $9.8 million for the nine months ended September 30, 2021, representing an increase of $1.4 million, or 14%. The change was primarily due to legal expenses related to increased compliance requirements as a result of becoming a public company.

Acquisition-related transaction costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Acquisition-related transaction costs	$821	$71	$750	1056%	$5,219	$163	$5,056	3102%

Comparison of Three Months Ended September 30, 2022 and 2021

Acquisition-related transaction costs were $0.8 million for the three months ended September 30, 2022, compared to $0.1 million for the three months ended September 30, 2021. The change was primarily related to legal fees incurred for the formation of Forge Europe.

Comparison of Nine Months Ended September 30, 2022 and 2021

Acquisition-related transaction costs were $5.2 million for the nine months ended September 30, 2022, compared to $0.2 million for the nine months ended September 30, 2021. The change was primarily related to transaction costs related to the Merger.

Advertising and market development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Advertising and market development	$928	$1,134	$(206)	(18)%	$3,873	$2,979	$894	30%

Comparison of Three Months Ended September 30, 2022 and 2021

Advertising and market development expense was $0.9 million for the three months ended September 30, 2022, compared to $1.1 million for the three months ended September 30, 2021, representing an decrease of $0.2 million, or 18%. The change was driven primarily by a decrease in other marketing expenses.

Comparison of Nine Months Ended September 30, 2022 and 2021

Advertising and market development expense was $3.9 million for the nine months ended September 30, 2022, compared to $3.0 million for the nine months ended September 30, 2021, representing an increase of $0.9 million, or 30%. The change was driven by an increased investment in new customer acquisition.

Rent and occupancy

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Rent and occupancy	$1,097	$914	$183	20%	$3,803	$2,711	$1,092	40%

Comparison of Three Months Ended September 30, 2022 and 2021

Rent and occupancy expense was $1.1 million for the three months ended September 30, 2022, compared to $0.9 million for the three months ended September 30, 2021, representing an increase of $0.2 million, or 20%. The change is primarily due to one additional operating lease which commenced in December 2021.

Comparison of Nine Months Ended September 30, 2022 and 2021

Rent and occupancy expense was $3.8 million for the nine months ended September 30, 2022, compared to $2.7 million for the nine months ended September 30, 2021, representing an increase of $1.1 million, or 40%. The change is primarily due to one additional operating lease which commenced in December 2021.

Technology and communications

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Technology and communications	$3,536	$2,259	$1,277	57%	$8,368	$5,839	$2,529	43%

Comparison of Three Months Ended September 30, 2022 and 2021

Technology and communications expense was $3.5 million for the three months ended September 30, 2022, compared to $2.3 million for the three months ended September 30, 2021, representing an increase of $1.3 million, or 57%. The change pertains primarily to an increase of $0.7 million in software expenses for our growing business, and an increase of $0.5 million for third party software development engineers for the continued development and maintenance of our platform.

Comparison of Nine Months Ended September 30, 2022 and 2021

Technology and communications expense was $8.4 million for the nine months ended September 30, 2022, compared to $5.8 million for the nine months ended September 30, 2021, representing an increase of $2.5 million, or 43%. The change was primarily due to an increase of $1.2 million in software expenses for our growing business, and an increase of $1.1 million for third party software development engineers for the continued development and maintenance of our platform.

General and administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
General and administrative	$2,601	$1,139	$1,462	128%	$7,373	$3,127	$4,246	136%

Comparison of Three Months Ended September 30, 2022 and 2021

General and administrative expense was $2.6 million for the three months ended September 30, 2022, compared to $1.1 million for the three months ended September 30, 2021, representing an increase of $1.5 million, or 128%. The change was primarily driven by $1.6 million related to an increase in a company liability insurance.

Comparison of Nine Months Ended September 30, 2022 and 2021

General and administrative expense was $7.4 million for the nine months ended September 30, 2022, compared to $3.1 million for the nine months ended September 30, 2021, representing an increase of $4.2 million, or 136%. The change was primarily driven by $3.4 million related to an increase in a company liability insurance and an increase of $0.5 million in travel and entertainment expenses as a result of more normalized travel expenses with the lifting of travel restrictions associated with COVID-19. Additionally, we recognized impairment of long-lived assets of $0.4 million. Refer to Note 5, "Condensed Consolidated Balance Sheet Components" to our unaudited condensed consolidated financial statements included elsewhere in this Report for more information.

Depreciation and amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Depreciation and amortization	$1,428	$1,385	$43	3%	$4,531	$4,137	$394	10%

Comparison of Three Months Ended September 30, 2022 and 2021

Depreciation and amortization expense was $1.4 million for the three months ended September 30, 2022 compared to $1.4 million for the three months ended September 30, 2021, representing an increase of less than $0.1 million.

Comparison of Nine Months Ended September 30, 2022 and 2021

Depreciation and amortization expense was $4.5 million for the nine months ended September 30, 2022, compared to $4.1 million for the nine months ended September 30, 2021, representing an increase of $0.4 million, or 10%. The change was primarily driven by additional amortization expense of $1.3 million recognized on capitalized internal-use software placed in service, partially offset by a decrease of $0.7 million by certain intangible assets becoming fully amortized during the three months ended December 31, 2021.

Interest income (expenses), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Interest income (expenses), net	$874	$11	$863	7845%	$1,161	$(2,323)	$3,484	(150)%

Comparison of Three Months Ended September 30, 2022 and 2021

Interest income, net, was $0.9 million for the three months ended September 30, 2022, compared to interest income, net of less than $0.1 million for the three months ended September 30, 2021, representing a change of $0.9 million. The change was primarily driven by interest income on our cash and cash equivalents.

Comparison of Nine Months Ended September 30, 2022 and 2021

Interest income, net, was $1.2 million for the nine months ended September 30, 2022, compared to interest expense, net, of $2.3 million for the nine months ended September 30, 2021, representing a change of $3.5 million. The change was primarily driven by more favorable interest rates earned on a higher cash balance received from the PIPE Investment and A&R FPA investors as well as settlement of convertible notes and senior debt during the nine months ended September 30, 2021.

Change in fair value of warrant liabilities

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Change in fair value of warrant liabilities	$25,210	$737	$24,473	3321%	$19,808	$(5,575)	$25,383	(455)%

Comparison of Three Months Ended September 30, 2022 and 2021

Gain from the change in fair value of warrant liabilities was $25.2 million for the three months ended September 30, 2022, compared to a gain of $0.7 million for the three months ended September 30, 2021, representing an increase of $24.5 million. The change was primarily driven by the decrease in the fair value of Private Placement Warrants, Junior Preferred Stock Warrants and Public Warrants during the three months ended September 30, 2022.

Comparison of Nine Months Ended September 30, 2022 and 2021

Gain from the change in fair value of warrant liabilities was $19.8 million for the nine months ended September 30, 2022, compared to a loss of $5.6 million for the nine months ended September 30, 2021, representing an increase of $25.4 million. The change was primarily driven by the decrease in the fair value of Private Placement Warrants, Junior Preferred Stock Warrants and the exercise and subsequent redemption of Public Warrants during the nine months ended September 30, 2022.

Other income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Other income, net	$202	$74	$128	173%	$731	$230	$501	218%

Comparison of Three Months Ended September 30, 2022 and 2021

Other income, net was $0.2 million for the three months ended September 30, 2022, compared to other income, net of $0.1 million for the three months ended September 30, 2021, representing an increase of $0.1 million, driven by an increase in sublease income related to a sublease that began in April 2022.

Comparison of Nine Months Ended September 30, 2022 and 2021

Other income, net was $0.7 million for the nine months ended September 30, 2022, compared to other income, net of $0.2 million for the nine months ended September 30, 2021, representing an increase of $0.5 million, driven by an increase in sublease income related to a sublease that began in April 2022.

Liquidity and Capital Resources
To date, we have financed our operations primarily through revenue from operations, issuances of securities, issuances of debt and proceeds from Business Combination. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and investments in business acquisitions.
As of September 30, 2022, our principal source of liquidity was our cash and cash equivalents balance of $202.6 million. Since our inception, we have generated operating losses as reflected in our accumulated deficit. We had an accumulated deficit of $164.3 million as of September 30, 2022.
We believe our existing cash and cash equivalents as of September 30, 2022 will be sufficient to meet our operating working capital and capital expenditure requirements for the foreseeable future. Our future financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform and the expansion of sales and marketing activities. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
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
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30, 2022
	2022	2021
Net cash provided by (used in):
Operating activities	$(59,760)	$12,857
Investing activities	$(4,832)	$(2,855)
Financing activities	$192,773	$29,638
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2022 of $59.8 million was primarily driven by our net loss of $85.7 million, adjusted for non-cash charges of $42.9 million and net cash outflows of $16.9 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $46.0 million, settlement of related party promissory notes of $5.5 million, depreciation and amortization of $4.5 million, transaction expenses related to the Merger of $3.1 million, amortization of right-of-use assets of $2.8 million, loss or impairment of long lived assets of $0.4 million, and provisions for accounts receivable allowances of $0.3 million, partially offset by changes in fair value of warrant liabilities of $19.8 million. The main drivers of the cash outflows from the changes in operating assets and liabilities were related to a decrease in accrued compensation and benefits of $11.1 million, increase in prepaid expenses and other assets of $4.3 million, and a decrease in operating lease liability of $3.9 million, partially offset by a decrease in accounts receivable of $2.0 million and an increase of $0.4 million in accrued expenses and other current liabilities.
Cash provided by operating activities for the nine months ended September 30, 2021 of $12.9 million was primarily related to our net loss of $12.1 million, adjusted for non-cash charges of $22.0 million and net cash inflows of $3.0 million related to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $10.0 million, changes in fair value of warrant liabilities of $5.6 million, depreciation and amortization of $4.1 million, amortization of right-of-use assets of $2.0 million, and other non-cash charges of $0.3 million. The main drivers of the cash inflows were derived from the changes in operating assets and liabilities were related to an increase in accrued compensation and benefits of $5.4 million, a decrease in accounts receivable of $1.6 million, and a decrease in prepaid expenses and other assets of $0.5 million, and an increase in accounts payable of $0.3 million, partially offset by a decrease in operating lease liabilities of $2.6 million, a decrease in accrued expenses and other liabilities of $2.1 million.
Investing Activities
Cash used by investing activities was $4.8 million for the nine months ended September 30, 2022, This was primarily due to cash paid for capitalized internal-use software of $4.6 million.
Cash used in investing activities was $2.9 million for the nine months ended September 30, 2021, which consisted of cash paid for intangible assets of $2.2 million and cash paid for capitalized internal-use software of $0.7 million.
Financing Activities
Cash provided by financing activities was $192.8 million for the nine months ended September 30, 2022, which consisted primarily of proceeds from the PIPE Investment and A&R FPA investors of $208.5 million, proceeds from the exercise of Public Warrants of $22.9 million, proceeds from the formation of Forge Europe of $9.5 million, proceeds from the Merger of $7.9 million, and proceeds from the exercise of options of $1.0 million, partially offset by payments for offering costs of $56.9 million and payments for redemption of Public Warrants of $0.2 million.
Cash provided by financing activities was $29.6 million for the nine months ended September 30, 2021, which consisted primarily of proceeds from issuance of Series B-1 convertible preferred stock, net of issuance costs of $47.7 million, proceeds from issuance of Series B-2 convertible preferred stock, net of issuance costs of $1.6 million, and proceeds from exercise of options, including proceeds from repayment of promissory notes, of $1.5 million, partially offset by repayment of notes payable in the amount of $19.4 million and payments for offering costs of $1.8 million.

Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2022, and the years in which these obligations are due (in thousands):

	Total	Remainder of 2022	2023-2024	2025-2026	Thereafter
Operating lease obligations(1)	$5,834	$1,351	$4,102	$381	$—
Non-cancelable purchase obligations(2)	10,225	678	3,957	4,107	1,483
Total contractual obligations	$16,059	$2,029	$8,059	$4,488	$1,483

__________
(1)Our lease portfolio primarily includes leased office space, all of which are accounted for as operating leases. Total payments listed represent total minimum future lease payments.
(2)In the normal course of business, we entered into non-cancelable purchase commitments with various parties mainly for software products and services.

Off-Balance Sheet Arrangements
Refer to Note 9, "Off Balance Sheet Items," to our unaudited condensed consolidated financial statements included elsewhere in this Report.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Current Report on Form 8-K dated March 25, 2022 filed with the SEC.
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
During the three and nine months ended September 30, 2022, there were no new option grants. The Black-Scholes assumptions used in evaluating our awards during the nine months ended September 30, 2021 were as follows:

Fair value of common stock	$14.65
Expected term (years)	5.7 – 6.1
Expected volatility	121.7% - 125.0%
Risk-free interest	2.9% – 3.2%
Expected dividend yield	0.0%
The variables used in these models are reviewed on each grant date and adjusted, as needed. As we continue to accumulate additional data related to our common stock valuations and assumptions used in the Black-Scholes model, we may refine our estimates of these variables, which could materially affect our future stock-based compensation expense.
These estimates involved in calculating the fair value of our stock options involve inherent uncertainties and the application of significant judgment. We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimation process, which could materially impact our future stock-based compensation expense. As a measure of sensitivity, for every 10% increase in the estimated fair value of our stock options over management’s estimates at the grant dates of stock options, share-based compensation expense recognized for the three and nine months ended September 30, 2022 would have increased by $0.2 million and $1.2 million, respectively, and share-based compensation expense recognized for the three and nine months ended September 30, 2021 would have increased by $0.2 million and $0.4 million, respectively.
In addition, we have issued performance-based stock options that vest based upon continued service through the vesting term and achievement of certain market conditions established by the board of directors for a predetermined period. We measure stock-based compensation expense for performance-based stock options containing market conditions based on the estimated grant date fair value determined using the Monte Carlo valuation model. We recognize compensation expense for such awards over the requisite service period using the accelerated attribution method when it becomes probable that the performance condition will be satisfied. For the three and nine months ended September 30, 2022, we recognized $2.2 million and $12.3 million of stock based compensation expense related to performance-based stock options, respectively.

Impairment of Long-Lived Assets

In accordance with ASC 360 - Property, Plant, and Equipment ("ASC 360"), our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We also evaluate the period of depreciation and amortization of long-lived assets to determine whether events or circumstances warrant revised estimates of useful lives. When indicators of impairment are present, we determine the recoverability of our long-lived assets by comparing the carrying value of our long-lived assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the estimated future undiscounted cash flows demonstrate the long-lived assets are not recoverable, an impairment loss would be calculated based on the excess of the carrying amounts of the long-lived assets over their fair value.

We determined that recent developments in domestic and global economies, including significant market volatilities, interest rate increases, and the decline in the market value of our stock, which commenced prior to September 30, 2022, represent indicators that our long-lived assets may be impaired. Accordingly, we carried out an interim impairment test of our long-lived assets pursuant to ASC 360, whereby we performed a quantitative assessment to determine whether our long-lived assets were recoverable. Our long-lived assets represent a single group of assets that individually are not independent from the cash flows of other assets. We determined that the carrying amount of our long-lived assets did not exceed the sum of the undiscounted cash flows expected to result from the use of these assets, thus, our long-lived assets were recoverable as of September 30, 2022. As a result, no impairment loss was recorded for the long-lived assets.

Additionally, as of September 30, 2022, we performed an interim goodwill impairment test as a result of the events and circumstances previously discussed. We have one reporting unit. In determining the fair value of the reporting unit in accordance with ASC 350 - Intangibles - Goodwill and Other, we performed a quantitative assessment of goodwill as of September 30, 2022 using a combination of the income and market approach. The fair value of the reporting unit exceeded its carrying value. As a result, no impairment loss was recorded for goodwill.

Broad market and industry factors may adversely affect the market price of our stock, regardless of actual operating performance. Furthermore, based upon our publicly quoted share price in the period following September 30, 2022, there has been a further decline in our market capitalization below our carrying or book value. As a result, if this decline in our share price is sustained for the following reporting period, this would require further testing of our identified asset groups, which may result in an impairment. Due to the inherent uncertainties of the current operating environment, we will continue to evaluate our goodwill and long-lived assets for events or circumstances that indicate that their fair values may be lower than their carrying value.

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
We will no longer qualify as an emerging growth company as of December 31, 2022.

Recent Accounting Pronouncements
See the section titled "Summary of Significant Accounting Policies" in Note 2 of the notes to our unaudited condensed consolidated financial statements included in this Report for more information.
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
Interest Rate Risk
Our exposure to changes in interest rates relates to interest earned on our cash and cash equivalents and interest incurred in relation to our debts. In addition, changes in interest rates could drive a significant impact to our custodial administration fees. If the Federal Reserve lowers interest rates, our customers receive reduced interest payments on their uninvested cash balances, which in turn limits the portion of sub-account fees we collect in exchange for facilitating the acquisition of FDIC insurance on behalf of the customer.

We perform a net interest sensitivity analysis to evaluate the effect that changes in interest rates might have on our revenue. The analysis assumes that the asset and liability structure of our unaudited condensed consolidated balance sheets would not be changed as a result of a simulated change in interest rates. The results of the analysis based on our financial position for the three months ended September 30, 2022 and 2021 indicate that a hypothetical 50 basis point increase or decrease in interest rates would have impacted our custodial administration fee revenues by $0.6 million and $0.5 million, respectively. The results of this analysis for the nine months ended September 30, 2022 and 2021 indicate that a hypothetical 50 basis point increase or decrease in interest rates would have impacted our custodial administration fee revenues by $1.7 million and $1.5 million, respectively. Additionally, we perform a net interest sensitivity analysis to evaluate the effect that a hypothetical increase or decrease in risk-free rates would have on our interest income. The results of the analysis based on our financial position for the three and nine months ended September 30, 2022 and 2021 indicate that a hypothetical 10% increase or decrease in risk-free rates would not have a material effect on our financial results.

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
Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have affected the carrying amount of our net assets by approximately $1.4 million as of September 30, 2022 and would not have had a material impact as of December 31, 2021. To date, we have not engaged in any hedging strategies. As our international activities grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

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

On January 7, 2022, Erika McKiernan, in her capacity as Stockholder Representative for the former stockholders of SharesPost, filed a lawsuit against Forge in the Court of Chancery of the State of Delaware, asserting claims in connection with the Agreement and Plan of Merger, dated as of May 10, 2020, by and among Forge, SharesPost, Thanksgiving Merger Sub, Inc., and Erika McKiernan as the Stockholder Representative, as amended on November 6, 2020 (the “SharesPost Merger Agreement”). In general, the complaint asserts breaches of the SharesPost Merger Agreement and seeks declaratory judgments establishing those breaches. The complaint includes but is not limited to the following material allegations: (i) Forge breached the SharesPost Merger Agreement by failing to issue and deliver the warrants contemplated therein (the “Buyer Warrants”) in a form that Stockholder Representative claims that the parties agreed, but which is not the form reflected in the SharesPost Merger Agreement; (ii) Forge should be compelled to issue and deliver the Buyer Warrants in the form Stockholder Representative claims the parties agreed; (iii) Forge’s alleged breaches of the SharesPost Merger Agreement have caused Stockholder Representative and the former stockholders of SharesPost to suffer losses which Forge must indemnify under the terms of the SharesPost Merger Agreement, and that Forge has further breached the SharesPost Merger Agreement by failing to do so; and (iv) the losses that Stockholder Representative and other indemnified parties have suffered and will suffer as a result of Forge’s alleged breaches are indemnifiable under the SharesPost Merger Agreement. On February 24, 2022, Forge filed its Answer and a counterclaim denying the alleged claims. On March 9, 2022, SharesPost submitted its Reply denying Forge's counterclaim and the majority of Forge's allegations. In August 2022, SharesPost filed an Amended Complaint adding our public company entity Forge Global Holdings, Inc. as a party to the action. At this juncture we do not believe this action will have a material adverse impact on our operations or financial position. We believe the allegations set forth in this action are without merit and we intend to defend vigorously against the lawsuit.

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

Our net loss was $16.2 million and $5.1 million for the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $164.3 million. We may continue to incur net losses in the future. We will need to generate and sustain significant revenue for our business generally in future periods in order to achieve and maintain profitability. We also expect general and administrative expenses to increase to meet the increased compliance and other requirements associated with operating as a public company and evolving regulatory requirements.

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

When available cash is not sufficient for our liquidity and growth needs, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all, and our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition and results of operations. If additional funds are raised through the issuance of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new shares we issue in connection therewith could have rights, preferences and privileges superior to those of our current stockholders. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue future business opportunities. In addition, the current market environment with rising term structures of rates, increasing credit spreads, and a lull in capital raise activities generally, could make it challenging to raise capital or shore up additional liquidity.

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

Geopolitical instability due to the ongoing military conflict between Russia and Ukraine continues.

Our business may be adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led and is likely to continue to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. The events have led to sanctions and other penalties being levied by the United States, European Union, and other countries against Russia and Belarus, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia, and ban on exportation of U.S. denominated banknotes to Russia or persons located there.

We are currently operating in a period of unprecedented economic uncertainty and capital markets disruption, given the persistently high global inflation being experienced and the monetary response of U.S. and G=global regulators to tame it.

Escalation of geopolitical tensions, including the military conflict between Russia and Ukraine and continuing supply chain disruptions globally as a result of COVID-19, have led to increased market volatility and inflation. With inflation at multidecade highs, monetary authorities including the Federal Reserve are accelerating the pace of policy normalization. The Federal Reserve has increased benchmark rates by 1.5% with an additional 75 basis point increase anticipated before year end.

Global financial conditions have tightened notably this year, leading to capital outflows. Amid heightened economic and geopolitical uncertainties, investors have aggressively pulled back from risk-taking generally. Key gauges of systemic risk, such as higher dollar funding costs and counterparty credit spreads, have risen. There is a risk of a disorderly tightening of financial conditions that may be amplified by vulnerabilities built over the years.

The outcome of the situation is highly uncertain, and in addition to having a negative impact on the global economy and capital markets, such events have and could continue to have an unfavorable impact on the behavior of our customers, including changes in their investment preferences.

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

Fluctuations in interest rates may adversely impact our customers’ general spending levels and risk appetite and ability and willingness to invest through our platform. Sustained high interest rates could shift investment preferences and affect fund redemption rates. Additionally, some of our services, such as our Forge Trust services, are affected by interest rate changes. Low interest rates directly reduce our ability to earn cash administration fees from our Forge Trust services, which would adversely affect our business, financial condition, results of operations, cash flows and future prospects.

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

As a financial services company, our business, results of operations and reputation are directly affected by elements beyond our control, such as economic and political conditions, changes in the volatility in financial markets (including volatility from the possibility of an economic recession as a result of the COVID-19 pandemic and ongoing monetary policy reaction to high inflation globally), significant increases in the volatility or trading volume of particular securities, broad trends in business and finance, changes in volume of securities trading generally, changes in the markets in which such transactions occur, and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions can remain uncertain. A prolonged weakness in equity markets, such as a slowdown causing reduction in trading volume in securities, derivatives or cryptocurrency markets, may result in reduced revenues and would have an adverse effect on our business, financial condition and results of operations. Significant downturns in the securities markets or in general economic and political conditions may also cause individuals to be reluctant to make their own investment decisions and thus decrease the demand for our products and services and could also result in our customers reducing their engagement with our platform. Conversely, significant upturns in the securities markets or in general economic and political conditions may cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could have an adverse effect on our business, financial condition and results of operations.

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

In addition, a prolonged weakness in the U.S. equity markets or a general economic recession could cause our customers to incur losses, which in turn could cause our brand and reputation to suffer. If our reputation is harmed, the willingness of our existing customers, and potential new customers, to do business with us could be negatively impacted, which would adversely affect our business, financial condition and results of operations.

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

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of September 30, 2022, we had recorded a total of approximately $135 million of goodwill and other intangible assets. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact on our operating results or financial condition.

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

Although Motive Capital Funds Sponsor, LLC (the "Sponsor") agreed to certain transfer restrictions with respect to its founder shares (the “Lockup shares”) and its private placement warrants (the “Lockup warrants,” and together with the Lockup shares, the “Sponsor Lockup Securities”), and our Bylaws provided for additional restrictions on the sale or transfer of the shares of common stock (including shares issuable upon exercise of assumed warrants and assumed options of Forge) Legacy Forge equityholders received in the Merger for a 180-day period following the Closing, such lock-up period expired in September 2022. As such, these holders may sell such shares pursuant to effective registration statements or as otherwise permitted.

The Sponsor also agreed to certain transfer restrictions with respect to the Sponsor Lockup Securities as follows: (a) one-third of the Lockup shares will be subject to a one year lock-up, and will be released from such lock-up if the closing price of our common stock equals or exceeds $12.00 for any 20 trading days in a 30-consecutive trading day period commencing 150 days post-Closing, (b) one-third of the Lockup warrants were subject to a six month lock-up that expired in September 2022, (c) one-third of the Sponsor Lockup Securities will be subject to a three year lock-up, and will be released from such lock-up no earlier than six months after the Closing if the closing price our common stock equals or exceeds $12.50 for any 20 trading days in a 30-consecutive trading day period post-Closing, and (d) one-third of the Sponsor Lockup Securities will be subject to a three year lock-up, and will be released from such lock-up no earlier than six months after the Closing if the closing price our common stock equals or exceeds $15.00 for any 20 trading days in a 30-consecutive trading day period post-Closing. We may also waive, modify, or otherwise release all or a portion of the Sponsor Lockup Securities in our sole discretion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the three months ended September 30, 2022, we issued 123,379 shares of our common stock pursuant to the cashless exercise of certain Legacy Forge warrants assumed in the Merger. The shares of common stock issued upon the cashless exercise of such warrants were not registered under the Securities Act, and were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

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

Forge Global Holdings, Inc.

Date: November 10, 2022	By: /s/ Kelly Rodriques
Kelly Rodriques
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By: /s/ Mark Lee
Mark Lee
Chief Financial Officer (Principal Financial and Accounting Officer)