Form 10-K
period 2022-12-31
Forge Global Holdings, Inc.
filed 2023-03-01
CIK 1827821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
Registrant's telephone number, including area code

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022, the last business day of its most recently completed second fiscal quarter, was approximately $1.36 billion based on the closing sales price of the registrant’s common stock on that date. Shares of the registrant's common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2023, the number of shares of the registrant's common stock outstanding was 172,642,346.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Annual Report on Form 10-K (this "Report") to “Forge,” the “Company,” “us,” “we,” “our” and any related terms are intended to mean Forge Global Holdings, Inc. and its consolidated subsidiaries.

Certain statements in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about our ability to:

•execute our business strategy, including monetization of services provided;
•manage risks associated with macroeconomic uncertainty given persistently high global inflation and the monetary response of U.S. and global regulators to tame it, continuing geopolitical tensions, sustained supply chain disruptions globally as a result of COVID-19 related restrictions, and other geopolitical events globally;
•comply with laws and regulations applicable to our business;
•stay abreast of modified or new laws and regulations that would apply to our business;
•anticipate the uncertainties inherent in the development of new business lines, strategies, products and services;
•manage vendor and third party processes;
•increase brand awareness;
•access, collect and use personal information and other data about consumers;
•attract, train and retain effective officers, key employees or directors;
•upgrade and maintain information technology systems;
•acquire and protect intellectual property;
•meet future capital adequacy and liquidity requirements;
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
•manage cyber and technology risk management processes, including incident management processes
•maintain disaster recovery, business continuity planning controls;
•respond to uncertainties associated with product and service development and market acceptance;
•manage to finance operations on an economically viable basis;
•anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets;
•successfully defend litigation; and
•successfully deploy the proceeds from the Business Combination (as defined below).

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any after the date of this Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, partnerships, mergers, dispositions, joint ventures or investments we may make.

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

Part I

Item 1. Business

Overview

Forge is building the private market of the future – a more accessible, transparent and liquid market for participating in private market growth. We offer a trusted trading platform, proprietary data and insights to inform investment strategies, along with custody services to help companies, shareholders, institutions and accredited investors confidently navigate and transact in the private market. Our scaled and integrated business model is at the nexus of the private market ecosystem, which we believe creates a sustaining competitive advantage fueling our clients' participation in the private market and our growth. The key solutions offered by our platform include:

•Trading Solutions: Forge Markets is our platform that connects potential investors with private company shareholders and enables them to efficiently facilitate private share transactions.

•Custody Solutions: Forge Trust is our non-depository trust company that enables clients to securely custody and manage assets through a robust and user-friendly online portal.

• Data Solutions: Forge Data is our data business that provides market participants the information and insight to confidently navigate, analyze and make investment decisions in the private market.

We have strategically invested in our complementary solutions to collectively drive strong network effects and help power the private market ecosystem. Our platform serves people who have different aspirations and needs, such as:

•The innovative CEO who wants to stay private and retain employees as long as it takes to achieve their long-term vision

•The dedicated employee who needs to pay for their child’s college tuition or buy a home today and cannot afford to wait for their company to go public

•The sophisticated individual investor who has historically lacked access to this investment class and the transparency to participate

•And institutional investors who seek to access the private markets at scale

We attribute our track record of growth to the key strategic investments we have made since inception, the remarkable efforts of our employees, the momentum contributed by our many clients and our commitment to ensuring that our technology performs at the highest level.

Challenges in the Private Markets

Historically, participating in the private market was a complex and opaque endeavor for a number of reasons, including:

Lack of Liquidity

The private markets lacked technology, automated processes and standardized documentation which led to an inefficient and illiquid market with little volume. Transactions were primarily analog processes, using manual and administratively burdensome steps that demanded significant time and effort. These issues were compounded because of market fragmentation; there was not a large-scale platform where many buyers and sellers could transact with one another across a large swath of potential companies.

Lack of Access

Gaining access to opportunities in private companies was extremely difficult and historically was only available to a small number of well-connected investors primarily made up of brand name angel investors and venture capital firms. In addition, the investment minimums were prohibitively high, usually in the millions of dollars, which excluded most individual investors from participation.

Lack of Transparency

There was little information on private companies easily accessible to non-insiders. Information such as the amount of buy-side and sell-side interest in companies, and the pricing of their shares was not readily available to market participants. This lack of transparency created uncertainty with market participants who lacked the data they needed to make a well-informed investment decision.

Forge’s Differentiated Solutions

We have developed and continue to enhance our infrastructure and complementary solutions which are purpose-built for the needs of private market participants. We believe our robust technology platform, as well as our large network of clients and partners, provide us the opportunity to transform the private market asset class and serve as the foundation on which others build their systems and businesses. Our intuitive online user experience is supported by our private market specialists and our proprietary trading data, which we believe enables our solutions to work efficiently and synergistically.

Our solutions allow us to offer support to our distinct customer segments along their private market journeys. Our solutions include trading, distinct data offerings fueled by our proprietary trading data, and custody offerings that support participation in the private market. In addition, we have established strong relationships with market participants, including investors, shareholders and companies in need of our solutions. Our recently announced strategic evolution represents the continued growth of our business from one centered around discrete but overlapping pillars, to an integrated, customer-centric organization designed to more effectively serve the needs of private market participants.

Trading Solutions

Forge Markets

Forge Markets is our platform designed to efficiently connect individual and institutional accredited investors with the shareholders of private companies. The client experience is powered by an intuitive user interface that enables investors to register for free, explore private company data and insights, discover trade opportunities and easily indicate trade interest for execution in these opportunities.

Each prospective client must satisfy certain participation criteria (e.g., accreditation) and provide customer identification information. Only accredited investors are eligible to invest in private securities through our platform. Our Know Your Customer (“KYC”) and Anti-Money Laundering (“AML”) processes permit us to verify an investor’s accreditation or shareholder’s identity quickly and efficiently.

While sellers do not need to qualify as accredited investors to sell their private securities, it is often the sale of their shares on our platform that enables the shareholder to meet the requirements to qualify as an accredited investor, which in turn provides them with the opportunity to reinvest their money into other available private company securities.

Inside the Forge Markets experience, clients who are accredited investors can search for companies by name, sector or valuation. Starting a trade on the Forge platform commences when a client submits an indication of interest (“IOI”) including whether they are buying or selling, the series or class of equity they want to sell or buy (e.g., preferred, common or both) and the price range and the volume range at which they are willing to buy or sell. The standard minimum transaction size on our platform is $100,000 as of December 31, 2022; however, we may allow an amount less than this under certain circumstances such as upon the specific request of certain sellers or to receive a partial execution of a larger order.

There are two main structures of trades we enable through Forge Markets. The first is a direct secondary transfer and the second is a pooled investment vehicle (each, an “Investment Fund”) which can aggregate multiple buyers and multiple sellers. The transaction flow is similar for both transaction types: a potential seller and buyer each submit an IOI, the buyers and sellers are matched up and the company approves the transaction.

We facilitate secondary purchases and/or sales of private company securities (“private resales”), such as preferred and common stock, as well as private fund securities holding private company securities. Private resales are typically exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 4(a)(1), or case law interpretations thereunder (e.g., 4(a)(1 ½)). From IOI match to close, transactions on our platform take an average of 50 days to complete, and the majority of private resales are between one buyer and one seller.

Our process is designed to support the requirements of the applicable exemption from registration. For example, since a purchaser through our platform must at minimum be an ‘accredited investor’ as defined by Rule 501(a) of Regulation D, we collect information from the purchaser through an accreditation process. Additional steps taken to support an exemption from registration, including acquiring some verification of ownership from the seller by which we can document how the seller came to own the shares, such as a share acquisition agreement or stock certificate.

Pursuant to our purchase agreement template executed between the buyer and seller, the seller is required to provide the buyer all applicable restrictions pertaining to the shares that that seller has in its possession, or, in some cases, of which the seller has knowledge. The buyer’s representations within the purchase agreement include but are not limited to (i) that the purchase is solely for investment purposes and not for further distribution, (ii) understanding that the securities are “restricted securities” and may not be freely traded and (iii) that the sale of the securities are not registered under the Securities Act. Such representations are informative and likely dispositive as to the private nature of the proposed transaction. They evidence the material investment intent, which underscores the importance of affirming that neither buyer nor seller has engaged in an underwriting process, nor could be deemed to be a statutory underwriter.

Typically, an issuer’s stock transfer agreement (“STA”) will supplement the representations made in the purchase agreement. In most cases, the STA will contain a copy of the legends contained on the stock certificate. Similar to the purchase agreement, the buyer’s representations within the STA include that the purchase of securities is for investment purposes only and not for further distribution, the securities are not registered under the Securities Act and the buyer’s understanding that the securities are “restricted securities.” We are not parties to and do not control the final terms of the purchase agreements and STAs in such transactions, as they are separately negotiated between the applicable buyer, seller and issuer.

Forge Markets generates supply through two primary sources: (i) employees and shareholders of private companies seeking to sell shares and (ii) relationships with private companies who may be seeking to provide liquidity opportunities for their employees ahead of an IPO, acquisition or other exit event. We also source supply from financial institutions such as venture capital and private equity firms as well as cross-over institutional investors, hedge funds, family offices and capital aggregators that look to us to solve their liquidity needs.

We believe that our participant network, along with the workflows we have created to structure and efficiently process direct and Investment Fund transactions, are challenging to replicate, create a strong barrier to entry and provide us the flexibility to optimally serve the private market in a manner that reflects the needs of both individual and institutional investors and also enables companies to stay private longer while attracting and retaining talent.

Our platform’s ease of use masks the complexity that is required to complete a trade, since amassing the expertise to perform all the necessary tasks to complete trades at scale is technically challenging and complex. In addition, our private market specialists support buyers and sellers who have questions or otherwise need help completing their transactions. The expertise our private market specialists provide is invaluable to help educate clients on the steps needed to access the private markets using our platform. We believe that through additional investments in technology, our platform will continue to further streamline historically analog processes, therefore driving greater efficiency in the execution of private market trades.

We earn revenue on Forge Markets through placement fees that we charge buyers and/or sellers. These fees, which we call take rates or commissions, are based on several factors including size of transaction, type of structure, type of buyer and seller and use of an external broker. Participants may pay a higher commission if the total dollar amount of the transaction is less than our typical minimum transaction amount. We take into consideration the following factors for determining any variance in our commissions charged: (i) availability of the security generally, (ii) estimated internal expenses on the transaction and (iii) total cost to buyers and sellers (i.e. does the buyer or seller pay additional fees imposed by the issuer, such as for legal opinions, transfer fees or escrow fees).

To strengthen our ties in the private market, our tech-enabled offering Forge Company Solutions (“FCS”) provides private companies with streamlined liquidity processes, expert guidance and relationship management. FCS leverages our software solution to provide private companies with oversight and control of company share transactions while reducing administrative burden. FCS offers fixed-price programs and market-based programs that provide issuer standard documentation and streamlined online workflows to efficiently run liquidity processes for shareholders and investors.

Custody Solutions

Forge Trust

Forge Trust makes it easy and seamless for investors, equity holders and institutions to hold, value and manage assets. Through a South Dakota trust company, Forge Trust enables account holders to invest and custody assets such as private company shares, private equity, venture capital and real estate.

Forge Trust currently serves primarily as a custodian of self-directed individual retirement accounts ("SDIRAs") holding alternative assets. The evaluation of investment suitability and risks rests with the account holder and their advisor, if any. As a result, Forge Trust is not responsible for the financial performance of custodial assets and does not provide any insurance coverage for the investment risks that are entirely borne by the SDIRA owner.

In addition, Forge Trust offers a powerful, highly scalable cloud-based custody platform that provides custody-as-a-service to our clients. The custody platform provides an application programming interface (“API”) that enables our clients to easily integrate and offer our custody platform to their customers.

Our custody business earns recurring revenue from quarterly account and asset fees, cash administration fees, partnership fees and other transactional fees on accounts held at Forge Trust. On a quarterly basis, our SDIRA accounts are assessed maintenance fees and asset-based fees, with asset-based fees based on the complexity and the number of assets held. In addition, we assess per transaction fees based on the complexity of the transaction. This excludes our custody-as-a-service account revenues, which are based on contractually negotiated terms with our partners. As of December 31, 2022, Forge Trust had $14.9 billion of assets under custody through 1.9 million accounts.

Data Solutions

Forge Intelligence

Forge Intelligence is our subscription-based platform that provides customers data from multiple sources, including our anonymized historical trade and IOI data from the Forge Markets platform. This product serves market participants who are looking for timely and accurate data to solve the inherent information asymmetry that exists within the private markets.

As of December 31, 2022, our data set contained more than a decade of secondary trading data across more than 1,000 private companies. We aggregate, verify, anonymize and supplement this data with additional details on companies that investors can use to research and analyze investment opportunities, including company descriptions, management team and investor details, and financing rounds and valuations on those rounds. We also provide analytics such as sector insights, peer comparisons and investment trends of prominent investors. Further data points include company waterfall charts, which can be used to analyze the changes in equity ownership and valuation resulting from different exit scenarios, as well as preferred equity conversion ratios and protective provisions such as liquidation preferences.

Subscribers can access this data set through our web platform, as well as through our data feed offerings and file-based and API delivery so that investors can utilize this data set in a manner that best matches their investment processes. Forge Intelligence earns revenue through an annual subscription fee. We aim to grow this revenue stream moving forward through direct sales, distribution and partnership arrangements, as well by adding new features and upgrades to the platform.

Our Growth Strategy

We believe the private market has an unmet need for the solutions we have built. We expect to leverage our platform to continue to drive growth primarily in the following areas:

•Additional Scale. We will continue to invest and scale our key solutions and build our client and investor networks.

•New Products. We will continue to build and add new products in support of, or in addition to our existing solutions.

•Partnerships. We are building strong relationships with partners that we can work with to create improved technologies and help distribute our products and services.

•International Expansion. Issuers, buyers and sellers from over 70 jurisdictions have transacted on our platform since inception (as of December 31, 2022 and including the historical business and companies we have acquired on a pro forma basis). While our operations are chiefly located in the United States and the majority of our trading revenues are derived from transactions involving U.S. issuers, we have and may continue to expand our operations internationally in order to match the global demand for our products and services. In September 2022, we announced the establishment of Forge Europe with our long-time strategic partner Deutsche Börse to expand our platform into the European private market. Subject to the requisite regulatory approvals, Forge Europe is targeting its launch first in Germany in 2023, before a plan to expand to the rest of Europe. See “Risk Factors—Regulatory, Tax and Legal Risks—We have expanded and may continue to expand into international markets, which expose us to significant new risks, and our international expansion efforts may not be successful.”

•New Asset Classes. We will continue to explore other asset classes that have significant investor demand.

•Inorganic Opportunities. We will focus on value-generating mergers, acquisitions and other strategic transactions, drawing on our track record of successfully completing acquisitions.

Our Competitive Strengths

We have built a market-leading financial services platform to streamline a complex and historically analog process and, in the process, changed the landscape of private market investing for companies, employees and investors. We believe we are well-positioned to serve an increasing portion of the broader financial services ecosystem.

Solely Focused on the Private Market

Since inception, we have built world-class technology and invested heavily in an organization focused solely on facilitating private market transactions. This proprietary technology and operating expertise is supported by standard documentation and efficient workflows which makes the processing of trades an efficient and user-friendly experience. Amassing the technical expertise and know-how to perform these tasks at scale is difficult, and we believe we are uniquely positioned as we continue to streamline large parts of this traditionally analog process.

Strategy Powered by Complementary and Integrated Solutions

We strategically built our business model around complementary solutions to deliver a robust set of products and services that provide a synergized customer experience, and strong user economics. We believe over time customers will increasingly look to end-to-end providers such as us that can provide a holistic approach to their private market needs. We believe the investments we have and continue to make will enable us to quickly introduce new products and services while also providing us the opportunity to quickly and profitably continue to scale.

Leading Platform in the Private Markets Operating at Scale

We believe that we are a leading private market trading platform based on the number of transactions we facilitate and an expanding network of participating companies, employees and investors, as well as strategic investors and commercial partners. Since inception, we have facilitated over $12 billion in transaction volume for approximately 23,000 transactions in over 500 companies (each figure as of December 31, 2022 and including the historical business and companies we have acquired on a pro forma basis). We have approximately 568,000 registered users, which includes approximately 552,000 individual investors and approximately 16,000 institutional investors, with institutional investors representing approximately 57% of our transaction volume since inception (each figure as of December 31, 2022 and including the historical business and companies we have acquired on a pro forma basis). We define institutional investors as (i) participants on our platform who report as legal entities with primary business activities related to private equity, investment activities or financial services and (ii) participants we verify as such. We continually seek client feedback and invest resources to improve the user experience, accelerate liquidity and attract new clients on the platform.

Technology and Creative Product Design

We believe participation in the private markets at scale can only happen by actively engaging with, and providing access to, a larger portion of the population through intuitive user-friendly technology and products. We put innovation and design at the center of our products with the goal of making the user experience as easy and enjoyable as possible. We involve our talented product designers early and often throughout our product development process to create elegant experiences that solve the private markets’ biggest pain points and address our customers’ largest needs.

Diverse and Experienced Team

We have assembled a deep and experienced leadership team that includes senior executives from innovative technology companies and top-tier financial firms, leading public market exchanges and globally recognized asset managers. We operate as one team, leveraging our collective expertise, particularly in technology and product development, to enhance and expand our operations. We are also proud and fortunate to have talented and passionate employees that are bold, humble and accountable and a culture that puts trust, transparency and collaboration top-of-mind.

Marketing

Our marketing strategy creates enterprise value by building our brand, attracting, engaging, converting and retaining clients, and delivering compelling content and experiences that help people reach their financial goals.

We believe that our brand is the collection of every experience a person has with our company over time and we strive to deliver on our brand promise to our customers, our partners and our employees each and every day. As such, we know that marketing serves as our voice to customers and the source of unification across the end-to-end customer journey. Our focus is to amplify Forge’s position as the experts in the private markets and to develop customer experiences that reinforce that position.

We approach customer engagement and acquisition across a combination of owned, earned, and paid channels including:

•An integrated growth strategy across product, marketing and sales, that engages our discrete audiences to learn and participate in the private market with Forge

•A robust content strategy and search engine optimization (“SEO") that drives organic customer awareness and engagement

•PR and social media that amplifies our messages and drives qualified customers to us directly

•Paid channels including paid search, digital acquisition, and sponsorships to target prospective customers across their journey

•A strategic lifecycle communications program - through product and marketing - that engages prospects and clients with content and experiences that serve to qualify and drive participation in the private market

We believe we have built a highly effective and efficient approach to new customer engagement and lead acquisition, and are focused on expanding our full-funnel marketing programs—from awareness to re-engagement—across our priority audiences to extend our reach and reinforce our position in the market.

Competition

We compete with individual brokers and companies that provide access to private market trading, issuer tender offers, custody services, data products and other private market capital solutions. Competitors in these spaces include other private market platforms and offline brokers, global banks, custodial service providers and subscription-based data providers (including data divisions of large stock exchanges).

We believe we are highly differentiated relative to our competition as a result of having a business focused on unified and complementary solutions, strategic and commercial partners that includes exchanges, global banks, cap table companies and asset managers, as well as existing scale where volume begets volume, creating an inflection point that accelerates market adoption for our solutions.

Human Capital Resources

At Forge, we believe that our people are our greatest asset. We welcome people from all backgrounds and foster a culture where everyone can show up as their whole self each day. We care for and respect each other, and embrace diversity by celebrating different perspectives, skills and experiences. As of December 31, 2022, we had approximately 315 full-time employees. We also engage temporary employees and consultants as needed to support our operations.

Employee Experience

Our priority is to promote a sense of belonging and community through our fun and compelling work environment. We cultivate community and collaboration through an excellent employee experience. By providing transparency through continuous, high-impact communication, we strive to ensure that employees understand what we do, how the organization works and how their work impacts the greater goals of the organization.

We have established a Culture Council consisting of representatives across the organization with the purpose of promoting a unified culture, ensuring inclusion and participation of all employees. Objectives and goals of the Culture Council include awareness, promotion and modeling of values; cross divisional trust and collaboration with supporting dialogue; employee engagement and satisfaction; and consistency across divisions through communication, culture-supportive training and leadership. We also have employee resource groups that meet regularly, providing opportunities for employees to connect over shared interests and activities; senior executives regularly attend these meetings and get to know our growing employee base.

Career Opportunities

Forge offers unique career development and growth opportunities in our fast-paced, high-growth environment. Everyone is an innovator at Forge - we seek ideas and inspiration from all teams and levels across the organization. We support innovation and encourage entrepreneurship as we forge connections and relationships, creating an enriched future for all.

Health, Wellness and Total Rewards

Our goal is to help our employees thrive by supporting where they are in their lives through competitive compensation and rich benefits offerings. Our compensation programs are designed to attract, retain and motivate employees who are highly skilled in their roles and share in our vision and values of being bold, accountable and humble. In addition to traditional benefits, we offer employee rewards and recognition programs to recognize and celebrate excellent work that aligns with our core company values. We provide continuous recognition of employee milestones, wins and hard work.

Values

We are driven by our shared values and put team before self. We are:

•Bold: Innovate by delivering new ideas and solutions. We have the courage to take risks and push past our comfort zone while respectfully challenging ideas. We redefine failures as learning opportunities.

•Accountable: Debate, commit, take ownership and support the team. Once the direction has been determined, we work as a team by going beyond personal responsibilities to deliver results.

•Humble: Exemplify excellence without arrogance. We focus on collective success through collaboration while practicing empathy to support the team. We listen with openness and seek to understand before being understood.

Diversity and Inclusion

Diversity is about our people, geography and partners. We strive to build a globally inclusive culture and diverse organization. Inclusion is about our connections. We aim to build skills that nurture respectful conversations, create deeper human connections and encourage diverse interactions.

The purpose of our Diversity and Inclusion programs is advocacy for underrepresented groups, community service and workplace wellness; ensure all employees have the opportunity to be heard, valued and engaged; and to share ideas, drive results, forge relationships and ensure alignment between business and diversity strategies.

Our Diversity and Inclusion programs continue to grow and evolve, just as we do as a team. Through our Diversity and Inclusion programs, we seek to uplift coworkers and communities as we work with teammates across the organization to get involved and give back to the community.

Government Regulation

We operate in a rapidly evolving regulatory environment and are subject to extensive and complex regulations. Any actual or perceived failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, regulatory or governmental investigations, administrative enforcement actions, sanctions (including monetary penalties, civil and criminal liability, litigation, reputational harm or constraints on our ability to operate. We could be subject to additional legal and regulatory requirements if laws and regulations change in the jurisdictions we operate.

U.S. Regulation

U.S. federal and state securities laws establish a system of regulation of securities, fund management, custody and lending markets in which we operate. This regulatory framework applies to our U.S. businesses in the following ways:

•regulation of our broker-dealer and registered investment advisor subsidiaries;

•regulation of our South Dakota chartered non-depository licensed trust company; and

•regulation of our California licensed lending subsidiary.

Broker Dealer Regulation. Our broker-dealer subsidiary, Forge Securities LLC ("Forge Securities"), is subject to regulation by the SEC, the Financial Industry Regulatory Authority (“FINRA”), regulators in all U.S. states, Washington, DC, Puerto Rico and the U.S. Virgin Islands. FINRA is a self-regulatory organization that oversees and regulates Forge Securities in addition to oversight and regulation by the SEC. Forge Securities also operates an SEC-regulated alternative trading system that facilitates the purchase and sale of unregistered securities. Forge Securities is subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act (the "Bank Secrecy Act"), the regulations promulgated by the Financial Crimes Enforcement Network (“FinCEN”), as well as the economic and trade sanction programs administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”).

Investment Advisor Regulation. Our investment adviser subsidiary, Forge Global Advisors LLC (“FGA”), is registered with and subject to regulation by the SEC under the Investment Advisers Act of 1940 (the "Advisers Act”). FGA provides advisory and management services to our Investment Funds that are not registered under the Investment Company Act of 1940. The Advisers Act imposes duties and restrictions on FGA, including requirements relating to the safekeeping of client funds and securities, prohibitions of fraudulent activities, disclosure and reporting obligations, and fiduciary duty obligations.

Trust Regulation. Our state-chartered non-depository trust company subsidiary, Forge Trust Co., is subject to regulation and examination by the South Dakota Division of Banking. Forge Trust Co. provides individual investors custodial services for self-directed Traditional Individual Retirement Accounts, Roth Individual Retirement Accounts, SIMPLE Accounts, SEP Accounts, and Coverdell Education Savings Accounts, as well as Inherited IRAs, Individual Solo 401k plans, Private Fund Custody and safekeeping. Forge Trust Co. is also subject to the Bank Secrecy Act, the regulations promulgated by FinCEN, as well as the economic and trade sanction programs administered by OFAC.

Lending Regulation. Forge Lending, LLC (“Forge Lending”), our licensed lender with the State of California, is subject to regulation and examination by the Department of Financial Protection and Innovation pursuant to the California Finance Lending Laws. Forge Lending is engaged in the business of originating loans to option holders in the stock of unregistered private companies for the purpose of exercising these options in connection with a follow up sale of the acquired securities on Forge Markets.

Asia-Pacific Regulation

Our Singapore-based subsidiary, SharesPost Asia Pte. Ltd. (“SP-Asia”) is subject to regulation by the Monetary Authority of Singapore (“MAS”) under the Securities and Futures Act (Cap. 289), the Securities and Futures (Organized Markets) Regulations 2018, and any directives issued by the MAS from time to time, including those pertaining to the prevention of money laundering and countering the financing of terrorism. SP-Asia holds a Recognized Market Operator license with MAS; however, it currently does not engage in any business activities.

Data Privacy

Our businesses collect, store, share, transfer, use and otherwise process the personal data of individuals worldwide. Laws and regulations such as the European Union General Data Protection Regulation, the California Consumer Privacy Act and other U.S. state regulations may impose stringent data protection requirements on our businesses and grant covered individuals various rights with regard to personal information relating to them, including in some cases the right to request disclosure of the categories and specific pieces of personal information collected by our businesses and the right to request erasure of such personal information.

Intellectual Property

At Forge, we rely primarily on trade secret, copyright and trademark law to protect our proprietary intellectual property in the United States and foreign jurisdictions. Because federal, state and common law rights provide only limited protection for intellectual property, we employ a strict policy of requiring non-disclosure agreements and intellectual property protections in our vendor and licensing agreements, including feedback assignments and work-for-hire provisions. As an example, Forge’s licensing agreement for our Forge Intelligence product features strong confidentiality and intellectual property protections. Further, users of our websites and solutions all accept the terms of service that clearly identify content owned and controlled by Forge. We have always emphasized innovation in our products and solutions. As of December 31, 2022, we have 12 active applications for patents in the United States and EU.

Corporate Information

Forge was initially founded in January 2014 as Equidate, Inc. We acquired IRA Services, Inc. ("IRA Services") in October 2019. We acquired SharesPost, Inc. ("SharesPost") in November 2020 (which was formed in March 2009). On March 21, 2022 (the “Closing Date”), we consummated our business combination pursuant to the terms of the Agreement and Plan of Merger, dated September 13, 2021 (the "Merger Agreement"), by and among Motive Capital Corp, a blank check company incorporated as a Cayman Islands exempted company in 2020 ("MOTV"), FGI Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of MOTV (“Merger Sub”), and Forge Global, Inc., a Delaware corporation ("Legacy Forge").

Pursuant to the Merger Agreement, on the Closing Date, immediately prior to the consummation of the Business Combination (as defined below), MOTV changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware and changed its corporate name to "Forge Global Holdings, Inc." (the “Domestication”). On the Closing Date, Merger Sub merged with and into Legacy Forge (the "Merger"), with Legacy Forge surviving the Merger as a direct, wholly owned subsidiary of the Company (together with the Merger, the Domestication and the other transactions contemplated by the Merger Agreement, the “Business Combination”).

Our principal executive offices are located at 415 Mission Street, Suite 5510, San Francisco, California 94105, and our telephone number is (415) 881-1612. Our website address is www.forgeglobal.com. Information contained on, or that can be accessed through, our website does not constitute part of this Report and inclusions of our website address in this Report are inactive textual references only. You should not consider information contained on our website to be part of this Report or in deciding whether to purchase our securities.

“Forge Global”, our logo and our other registered or common law trademarks, service marks or trade names appearing in this Report are the property of Forge. Other trademarks and trade names referred to in this Report are the property of their respective owners.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.ir.forgeglobal.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Report is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

We announce material information to the public about our company and other matters through a variety of means, including our website (www.forgeglobal.com), the investor relations section of our website (ir.forgeglobal.com), press releases, filings with the SEC, and public conference calls, in order to achieve broad, non-exclusionary distribution of information to the public. We encourage investors and others to review the information we make public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.

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

Risk Factor Summary

An investment in our securities is subject to numerous risks and uncertainties, and the following is a summary of key risk factors when considering an investment. You should read this summary together with the more detailed description of each risk factor contained in the subheadings further below.

•We have a history of losses and may not achieve or maintain profitability in the future.
•Our customers may encounter difficulties with investing through our platform, and face risks including those related to a lack of information available about private companies, liquidity concerns and potential transfer or sale restrictions with respect to securities offered on our platform.

•There is no assurance that our revenue and business models will be successful.
•If we are unable to develop new solutions or adapt to technological changes, our revenue may not grow as expected.
•If we fail to attract new customers, or fail to do so in a cost-effective manner, our business may be harmed.
•We face intense and increasing competition and, if we do not compete effectively, our competitive positioning and our operating results will be harmed. Some of our current and potential competitors have longer operating histories, particularly with respect to our financial services business, significantly greater financial, technical, marketing and other resources and a larger customer base than we do.
•Geopolitical conflicts, trailing effects of the COVID-19 pandemic, and other macroeconomic conditions and their resultant impacts on the global financial markets, may harm our business and our reputation.
•We rely on our management team and will require additional key personnel to grow our business, and the loss of key management members or key employees, or an inability to hire key personnel, could harm our business.
•Our business is subject to extensive laws and regulations promulgated by U.S. state, U.S. federal and non-U.S. laws, including those applicable to broker dealers, investment advisers and alternative trading systems, including regulation by the SEC and FINRA in the jurisdictions in which we operate. Compliance with laws and regulations require significant expense and devotion of resources, which may adversely affect our ability to operate profitably.
•We may be unable to sufficiently obtain, maintain, protect, or enforce our intellectual property and other proprietary rights, any of which could reduce our competitiveness and harm our business and operating results.
•We collect, store, share, disclose, transfer, use and otherwise process customer information and other data, including personal information, and an actual or perceived failure by us or our third-party service providers to protect such information and data or respect customers’ privacy could damage our reputation and brand, negatively affect our ability to retain customers and harm our business, financial condition, operating results, cash flows and prospects.
•We depend on third parties for a wide array of services, systems and information technology applications, and a breach or violation of law by one of these third parties could disrupt our business or provide our competitors with an opportunity to enhance their position at our expense. Additionally, the loss of any of those service providers could materially and adversely affect our business, results of operations and financial condition.
•Cyber incidents or attacks directed at us and to our systems could result in unauthorized access, information theft, data corruption, operational disruption and/or financial and reputational loss, and we may not be able to insure against such risk.
•We have previously completed and may continue to evaluate and complete acquisitions in the future, which could require significant management attention, result in additional dilution to our stockholders, increase expenses and disrupt our business and adversely affect our financial results.

Risks Related to Our Business

We have a history of losses and may not achieve or maintain profitability in the future.

Our net loss was $111.9 million and $18.5 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $190.4 million. We may continue to incur net losses in the future. We will need to generate and sustain significant revenue for our business generally in future periods in order to achieve and maintain profitability. We also expect general and administrative expenses to continue to increase to meet the increased compliance and other requirements associated with operating as a public company and evolving regulatory requirements.

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

Institutions and individual investors face significant risk when buying securities on our platform, which may make our product offerings generally less attractive. These risks include the following:

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

The majority of our revenue is derived from commissions earned on securities-based transactions, or placement fees. We maintain a platform which generates revenue through our Forge Markets offering by volume-based fees sourced from institutions, individual investors and shareholders. Furthermore, although we continue to invest and develop our platform to complete transactions in a more automated and tech enabled manner, portions of our platform rely upon manual procedures carried out by our private market specialists who help facilitate trades between buyers and sellers. We also generate revenues through our Forge Trust offering with account fees, cash management fees and custody-as-a-service fees through custodial offerings, or custodial administration fees for all Forge customers and also through our Forge Intelligence and FCS offerings.

With respect to placement fees, a decline in the price of securities transactions brokered by us, or a decline in the financial markets generally, or a decline in fee rates could negatively impact our revenue and overall financial position. Additionally, if we fail to acquire and retain new institutions, individual investors and shareholders, or fail to do so in a cost-

effective manner, we may be unable to increase revenue and achieve profitability for our Forge Markets and Forge Trust offerings. Additionally, our Forge Intelligence and FCS offerings may not gain market acceptance or prove to be profitable in the long term. While some of our issuer customers may prefer that we not publish the transaction prices for transactions in their securities, which could impact our Forge Intelligence and Forge Markets offerings, we maintain that such prices are, by definition, information belonging to us. We negotiate exceptions to this policy on a case-by-case basis, and such exceptions have historically been very limited.

We are continually refining our revenue and business model, which is premised on creating a virtuous cycle for our clients to engage in more products across our platform. We promote our complementary offerings such as Forge Intelligence and FCS to the institutions, individual investors and shareholders who partake in our Forge Markets offering. There is no assurance that these efforts will be successful or that we will generate revenues commensurate with our efforts and expectations, or become profitable. We may be forced to make significant changes to our revenue and business model to compete with our competitors’ offerings, and even if such changes are undertaken, there is no guarantee that they will be successful. Additionally, we will likely be required to hire, train and integrate qualified personnel to meet and further our business objectives, and our ability to successfully do so is uncertain.

If we are unable to develop new solutions or adapt to technological changes, our revenue may not grow as expected.

We operate in a dynamic industry characterized by rapidly evolving technology, frequent product introductions and competition based on pricing and other differentiators. Our scalability could be contingent on us successfully building a mobile app for our services, which may be expensive and time consuming, and the success of which is not guaranteed. In addition, we may increasingly rely on technological innovation as we introduce new types of products, expand our current products into new markets and continue to streamline our platform. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior experience, demand for our products may decrease and our growth and operations may be harmed.

If we fail to attract new customers, or fail to do so in a cost-effective manner, our business may be harmed.

Our continued business and revenue growth is dependent on our ability to attract new customers, retain existing customers and increase their use of our products, and we cannot be sure that we will be successful in these efforts. As we expand our business operations and potentially enter new markets, new challenges in attracting and retaining customers will arise that we may not successfully address. Our success, and our ability to increase revenues and operate profitably, depends in part on our ability to cost-effectively acquire new customers, retain existing customers and keep existing customers engaged so that they continue to use our products and services.

If we fail to effectively manage any future growth, our business, operating results and financial condition could be adversely affected.

We have and expect to continue to experience growth, and intend to continue to expand our operations. This growth has placed, and will continue to place, significant demands on our management and operational and financial infrastructure, and our business, financial condition and results of operations could be materially and adversely affected if we are unable to manage such growth.

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

To manage our growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

•effectively attracting, training, integrating and retaining new employees;

•further improving our key business systems, processes, and information technology infrastructure, including our and third-party services, to support our business needs;

•enhancing our information, training and communication systems to ensure that our employees are well-coordinated and can effectively communicate with each other and our customers; and

•improving our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results.

If we fail to manage our expansion, implement improvements or maintain effective internal controls and procedures, our costs and expenses may increase more than we plan and we may lose the ability to develop new solutions, satisfy our customers, respond to competitive pressures or otherwise execute our business plan.

Our projections and key performance metrics are subject to significant risks, assumptions, estimates, judgments and uncertainties. As a result, our financial and operating results may differ materially from our expectations.

We operate in a competitive industry, and our projections and calculations of key performance metrics are subject to the risks and assumptions made by management with respect to our industry. Operating results are difficult to forecast because they generally depend on a number of factors, including the competition we face, as well as our ability to attract and retain customers while generating sustained revenues through our services. We may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. Any of these factors could cause our operating results in a given quarter to be higher or lower than expected, which makes creating accurate forecasts and budgets challenging. As a result, we may fall materially short of our forecasts and expectations, including with respect to our key performance metrics, which could cause our stock price to decline and investors to lose confidence in us and our business, financial condition and results of operations.

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

We have previously completed and may continue to evaluate and complete acquisitions in the future, which could require significant management attention, result in additional dilution to our stockholders, increase expenses and disrupt our business and adversely affect our financial results.

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

•poor quality or misleading performance data available during due diligence, and resultant inability to realize the projected benefits of such acquisitions;

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

•potential write-offs or impairments of goodwill, other intangible assets or long-lived assets ;

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

Our failure to address these risks or other problems encountered in connection with our acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, regulatory obligations to further capitalize our business, and goodwill and intangible asset impairments, any of which could harm our financial condition and negatively impact our shareholders. To the extent we pay the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. In addition, to the extent we issue equity securities to pay for any such acquisitions or investments, any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

Geopolitical conflicts, trailing effects of the COVID-19 pandemic, and other macroeconomic conditions and their resultant impacts on the global financial markets, may harm our business and our reputation.

As a financial services company, our business, results of operations and reputation are directly affected by elements beyond our control, such as macroeconomic and geopolitical conditions that might affect the volatility in financial markets.

We continue to operate through a period of economic uncertainty and capital markets disruption, given the high global inflation being experienced, and the monetary responses of U.S. and global regulators to tame it through means such as interest rate hikes. Lowered growth forecasts and potential recession outcomes of an unknown duration have led to increased volatility and liquidity risks to private equity valuations and uncertainty around settlement prices for illiquid assets. Such events have and could continue to negatively impact our performance by decreasing investor appetite and investment preferences across the alternative investment and private markets space. A prolonged weakness in the U.S. equity markets or a general economic recession could also cause our existing customers to incur losses, which in turn could cause our brand and reputation to suffer. If our reputation is harmed, the willingness of such customers to continue engaging with our platform could decrease, which would further adversely affect our business, financial condition and results of operations.

The escalation of geopolitical tensions, including the military conflict between Russia and Ukraine continue to stress supply chains as do ongoing COVID-19 impacts. Our business may be adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions. We are continuing to monitor the conflict in Ukraine and globally and assessing its potential impact on our business.

In addition, although the U.S. federal government recently announced that the emergency declaration for the COVID-19 pandemic will end in May 2023, the long-term impact of the COVID-19 pandemic on our business, financial condition and results of operations remains uncertain. The COVID-19 pandemic and the various measures instituted by governments and businesses to mitigate its spread, including travel restrictions, stay-at-home orders and quarantine restrictions, have had an adverse impact on our customers, employees and business partners. It may continue to disrupt our operations if there is a resurgence, such as an outbreak of a new variant, which could exacerbate the factors described above and intensify the impact on our business, financial condition and results of operations.

We also continue to monitor developments related to the U.K. formally leaving the European Union (“EU”) on January 31, 2020 (“Brexit”) following the end of the transition period on December 31, 2020. While the EU and the U.K. agreed to the EU-UK Trade and Cooperation Agreement, which took effect on January 1, 2021, to establish some of the key aspects of the U.K. and EU post-Brexit relationship, it is incomplete, and the full effects of Brexit are uncertain. Any operations we conduct or may conduct in the U.K. or EU in the future as the U.K. determines which EU laws to replace or replicate could be adversely affected by these effects of Brexit.

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

We may introduce, or make changes to, features, products, services, privacy practices or terms of service that customers do not like, which may materially and adversely affect our brand. Our brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business could be materially and adversely harmed.

Harm to our brand can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality, inadequate protection or actual or perceived misuse of personally identifiable information, compliance failures and claims, regulatory inquiries and enforcement, rumors, litigation and other claims, misconduct by our partners, employees or other counterparties, and actual or perceived failure to adequately address the environmental, social and governance expectations of our various stakeholders, any of which could lead to a tarnished reputation and loss of customers. We may in the future be the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our brand and deter customers from adopting our services. Any negative publicity about our industry or our company, the quality and reliability of our products and services, our compliance and risk management processes, changes to our products and services, our privacy, data protection, and information security practices, litigation, regulatory licensing and infrastructure, and the experience of our customers with our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain a strong and trusted brand, our business, financial condition, and results of operations could be materially and adversely affected.

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

Fluctuations in interest rates may adversely impact our customers’ general spending levels and risk appetite and ability and willingness to invest through our platform. Sustained high interest rates could shift investment preferences and affect fund redemption rates. Additionally, some of our services, such as our Forge Trust services, are affected by interest rate changes. Low interest rates directly reduce our ability to earn custodiaal administration fees from our Forge Trust services, which would adversely affect our business, financial condition, results of operations, cash flows and future prospects.

Any failure by us to maintain effective internal controls over financial reporting could have an adverse effect on our business, financial condition and results of operations.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to develop and refine our internal controls over financial reporting. Some members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies, and we have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations, such as generally accepted accounting principles in the United States, could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. We have limited experience with implementing the systems and controls that are necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of our internal controls over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

Further, weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal controls over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal controls over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures or internal controls over financial reporting could also cause investors to lose confidence in the accuracy and completeness of our reported financial and other information, which would likely have a negative effect on the trading price of our shares. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

As a public company, we are required to provide an annual management report on the effectiveness of our internal controls over financial reporting commencing with our second Annual Report on Form 10-K. In addition, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls over financial reporting commencing with our second Annual Report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal controls over financial reporting could harm our business and could cause a decline in the trading price of our securities. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. These events could have a material and adverse effect on our business, results of operations, financial condition and prospects.

If our goodwill, or other intangible assets, or fixed assets become impaired, we may be required to record a charge to our earnings.

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2022, we had recorded a total of approximately $134 million of goodwill and other intangible assets. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact on our operating results or financial condition.

Regulatory, Tax and Legal Risks

Our business is subject to extensive laws and regulations promulgated by U.S. state, U.S. federal and non-U.S. laws, including those applicable to broker-dealers, investment advisers and alternative trading systems, including regulation by the SEC and FINRA in the jurisdictions in which we operate. Compliance with laws and regulations require significant expense and devotion of resources, which may adversely affect our ability to operate profitably.

We offer investment management services through Forge Global Advisors ("FGA"), an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), which is subject to regulation by the SEC. Forge Securities is an affiliated registered broker-dealer and FINRA member.

Investment advisers are subject to the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions, which apply to our relationships with the funds we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our customers, fund investors and our investments; including, for example, restrictions on transactions with our affiliates. Accordingly, FGA is subject to periodic SEC examinations and other requirements under the Advisers Act and related regulations primarily intended to benefit advisory customers. These additional requirements relate to matters including maintaining effective and comprehensive compliance programs, record-keeping and reporting and disclosure requirements. The Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing customers or fail to gain new customers.

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

We facilitate investments in certain issuers by way of pooled investment vehicles (each, an "Investment Fund"). If these Investment Funds were to be “looked through” to their underlying investors, issuers may be less amenable to funding from Investment Funds, including those facilitated on our platform. If new laws and regulations require certain private companies to publicly report, those companies may be incentivized to go public, which could decrease the number of issuers on our platform. On the other hand, if increased disclosure obligations do not drive impacted issuers to go public, the increased transparency could drive growth and interest in our platform.

As another example, Forge Trust Co., our South Dakota non-depository trust company and one of our wholly owned subsidiaries, is authorized to act as a custodian of self-directed individual retirement accounts. The United States Congress has recently proposed draft legislation that would significantly limit the types of investments and amounts that may be held in individual retirement accounts which, if enacted as proposed or substantially similar form, could negatively impact our current and future Forge Trust account holders and have an adverse effect on our Forge Trust custody business, which may in turn have an adverse effect on our consolidated financial condition and results of operations.

We are subject to overview by multiple regulators. Forge Trust Co. is subject to regulation and examinations by the South Dakota Division of Banking. Forge Trust Co. is also subject to the Bank Secrecy Act, the regulations promulgated by FinCEN, as well as the economic and trade sanction programs administered by OFAC. Additionally, Forge Lending LLC, our licensed lender with the State of California and one of our wholly owned subsidiaries, is subject to regulation and examinations by the Department of Financial Protection and Innovation pursuant to the California Finance Lending Laws.

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

We may not be able to acquire or maintain all requisite licenses, registrations and permits. If we change or expand our business activities, such as through our recent establishment of Forge Europe, we may be required to obtain additional licenses before we can engage in those activities. When we apply for a new license, the applicable regulator may determine that we were required to do so at an earlier point in time, and as a result, may impose substantial and material penalties or refuse to issue the license, which could require us to modify or limit our activities in the relevant jurisdiction.

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

We have expanded and may continue to expand into international markets, which exposes us to significant new risks, and our international expansion efforts may not be successful.

We operate and serve investors in foreign jurisdictions, and our business is subject to the laws and requirements of each jurisdiction in which we operate. Issuers, buyers and sellers from over 70 jurisdictions use our platform. While our operations are chiefly located in the United States and the majority of our trading revenues are derived from transactions involving U.S. issuers, we have and may continue to expand our operations internationally in order to match the global demand for our products and services. For example, our Singapore-based subsidiary, SharesPost Asia Pte. Ltd. (“SP-Asia”) is subject to regulation by the Monetary Authority of Singapore (“MAS”) under the Securities and Futures Act (Cap. 289), the Securities and Futures (Organized Markets) Regulations 2018, and any directives issued by the MAS from time to time, including those pertaining to the prevention of money laundering and countering the financing of terrorism. SP-Asia holds a Recognized Market Operator license with MAS; however, it currently does not engage in any business activities.

There is risk that local regulators may determine we are not in compliance with applicable local laws and regulations. In such cases, we may be subject to material fines and penalties, and may need to materially modify, limit, or cease operations in that jurisdiction. In addition, if we change or expand our business activities, such as through our recent establishment of Forge Europe, we may be required to obtain additional licenses or registrations before we can engage in those activities in each jurisdiction, which could cause us to incur substantial compliance costs. If we apply for a new license or registration, a regulator may determine that we were required to do so at an earlier point in time, and as a result, may impose penalties or refuse to issue the license, which could require us to materially modify, limit, or cease our activities in the relevant jurisdiction. We may be required to pay substantial penalties imposed by those regulators due to compliance errors, or we may lose our license or our ability to do business in the jurisdiction otherwise may be impaired. Fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions. This could be detrimental to our business, resulting in lost revenue, fines, or other adverse consequences. In addition, the jurisdictions that currently do not provide extensive regulation of our business may later choose to do so, and if such jurisdictions so act, we could incur substantial compliance costs and may not be able to obtain or maintain all requisite licenses and permits, which could require us to modify, limit, or cease our activities in the relevant jurisdiction or jurisdictions.

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

There have been numerous highly-publicized cases of fraud and other misconduct by financial services industry employees. The precautions that we take to detect and deter employee misconduct might not be effective. If any of our employees engage in illegal, improper, or suspicious activity or other misconduct, we could suffer serious harm to our reputation, financial condition, member relationships and our ability to attract new customers. We also could become subject to regulatory sanctions and significant legal liability, which could cause serious harm to our financial condition, reputation, member relationships and prospects of attracting additional customers.

Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs, negative publicity, changes to our business model and requirements resulting in increased expenses.

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

The current regulatory environment, increased regulatory compliance efforts and enhanced regulatory enforcement have resulted in significant operational and compliance costs and may prevent us from providing certain products and services. There is no assurance that these regulatory matters or other factors will not affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities.

Our enterprise risk management and regulatory compliance framework may not be fully effective in identifying or mitigating risk exposures in evolving market and regulatory environments or against all types of risk.

As a financial services company operating in the securities industry, among others, our business model exposes us to various risks, including capital adequacy and liquidity risk, strategic risk, operational risk, information technology risk, cybersecurity risk, vendor/third party risk, financial risk and reputational risk. Our enterprise risk management and compliance processes, policies and procedures may not be fully effective in identifying or mitigating all exposures and particularly against emerging risks. We have devoted significant resources to develop our compliance and risk management policies and procedures and will continue to do so, but there can be no assurance these are sufficient or that we will not sustain unexpected losses, especially as our business is growing and evolving.

Our limited operating history, evolving business and growth make it difficult to predict all of the risks and challenges we may encounter and the level of resources needed to address them, particularly when compared with more mature financial services companies. It also makes it difficult to predict completely the landscape of risks we will face as we introduce new products and services and expand into new jurisdictions. Insurance and other traditional risk mitigating tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency. Any perceived or actual breach of laws and regulations could also negatively impact our business, financial condition and results of operations.

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

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal information and other data, including the Gramm-Leach-Bliley Act of 1999 (“GLBA”), Section 5(c) of the Federal Trade Commission Act (the "FTC Act") and the California Consumer Privacy Act (the "CCPA"). The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations may require us to incur additional costs and restrict our business operations, and may require us to change how we use, collect, store, transfer or otherwise process certain types of personal information and to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder.

In the United States, federal law, such as the GLBA and its implementing regulations, restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Additionally, the FTC Act imposes standards for the online collection, use and dissemination of personal information. The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has expressed the need for greater regulation for the collection, use and other processing of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. There is also a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In addition, privacy advocates and industry groups have proposed and may propose new and different self-regulatory standards that either legally or contractually may apply to our business operations. If we fail to follow these security standards, even if no personal information is compromised, we may incur significant fines or experience a significant increase in costs.

Numerous states have enacted or are in the process of enacting state-level data privacy laws and regulations governing the collection, use, and other processing of state residents’ personal information. For example, the CCPA, which took effect on January 1, 2020, established a new privacy framework for covered businesses such as ours, and may require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides certain data privacy rights to California residents, such as affording California residents the right to access and delete their information and to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their rights under the CCPA. The CCPA allows for severe civil penalties and statutory damages as well as a private right of action for certain data breaches involving personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). Effective in most material respects as of January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and significantly amends the CCPA, including by expanding the CCPA with additional data privacy compliance requirements that may impact our business. The CPRA also establishes a regulatory agency dedicated to enforcing the CCPA, as amended by the CPRA. The effects of the CCPA, as amended by the CPRA, other similar state or federal laws and other future changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, are significant and may require us to modify our data processing practices and policies and could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future or incur potential liability in an effort to comply with such legislation.

The CPRA and the CCPA have led other states to pass comparable legislation, with potentially greater penalties and more rigorous compliance requirements relevant to our business, and additional states may follow suit. For example, many state legislatures have adopted comprehensive legislation that would apply to the online collection of personal information of a broad number of U.S. state residents, including measures relating to privacy, data security, data breaches and the protection of sensitive and personal information. We also may be subject to laws in all 50 states which require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. These laws are inconsistent with one another, as certain state laws may be more stringent, broader in scope, or offer greater individual rights with respect to sensitive and personal information. Privacy laws at the federal or international level may also impose differing obligations, which could make our compliance efforts more complex, costly, and may increase the likelihood that we become subject to enforcement actions or other liabilities for noncompliance.

The NYDFS also imposes Cybersecurity Requirements for Financial Services Companies, and which require banks, insurance companies and other financial services institutions regulated by the NYDFS, including Forge Securities, to establish and maintain a cybersecurity program designed to protect personal information of consumers and ensure the safety and soundness of New York State’s financial services industry. The cybersecurity regulation adds specific requirements for these institutions’ cybersecurity compliance programs and imposes an obligation to conduct ongoing, comprehensive risk assessments. Further, on an annual basis, each institution is required to submit a certification of compliance with these requirements. We have in the past and may in the future be subject to investigations and examinations by the NYDFS regarding, among other things, our cybersecurity practices.

Additionally, we are subject to the EU General Data Protection Regulation (the “EU GDPR”), which imposes additional obligations and risk upon our business, including substantial expenses and changes to business operations that are required to comply with the EU GDPR. Further, following the withdrawal of the U.K. from the EU, we are required to comply separately with the EU GDPR as implemented in the U.K. (the "U.K. GDPR," and together with the EU GDPR, the "GDPR"), which may lead to additional compliance costs and could increase our overall risk. Failure to comply with the GDPR, and any supplemental European Economic Area country’s national data protection laws which may apply by virtue of the location of the individuals whose personal information we may collect, may result in significant fines and other administrative penalties. For example, non-compliance with the GDPR, and the related national data protection laws of European Economic Area countries, may result in monetary penalties of up to €20,000,000 (£17.5 million) or 4% of worldwide annual revenue, whichever is higher.

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

The operation of our platform involves the use, collection, storage, sharing, disclosure, transfer and other processing of customer information, including personal information. Despite our implementation of security measures, security breaches and other security incidents in our internal computer systems, and those of our contractors and consultants, could expose us to a risk of loss or exposure of this information, which could result in potential liability, investigations, regulatory fines, penalties for violation of applicable laws or regulations, litigation, and remediation costs, as well as reputational harm. Further, it may not be possible for us to know all potential ramifications of a disruption event and it is possible that certain risks created may remain undetected for an extended period of time.

Successful and attempted attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Such attacks can include third parties gaining access to systems and confidential information, including personal information of our employees or customers, including through the use of stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, business email compromises, and other deliberate attacks and attempts to gain unauthorized access or otherwise compromise or disrupt our systems or those of our third-party providers. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, compromise or to sabotage our networks, platforms or systems, and those of our third-party providers change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We or our third-party providers may also experience security breaches or other incidents that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate additional incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

Any or all of the issues above could adversely affect our ability to attract new customers and continue our relationship with existing customers, cause our customers to stop using our products and services, result in negative publicity or subject us to governmental, regulatory or third-party lawsuits, disputes, investigations, orders, regulatory fines, penalties for violation of applicable laws or regulations or other actions or liability, thereby harming our business, financial condition, operating results, cash flows and prospects. Any accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data, including personal information, cybersecurity breach or other security incident that we, our customers or our third-party service providers experience or the perception that one has occurred or may occur, could harm our reputation, reduce the demand for our products and services and disrupt normal business operations. In addition, it may require us to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating, remediating or correcting the breach and any security vulnerabilities, defending against and resolving legal and regulatory claims, and preventing future security breaches and incidents, all of which could expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations or damages for contract breach, divert resources and the attention of our management and key personnel away from our business operations, and cause us to incur significant costs, any of which could materially adversely affect our business, financial condition and results of operations.

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

We are also subject to economic and trade sanctions programs administered by OFAC, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, terrorists or terrorist organizations, and other sanctioned persons and entities. Our failure to comply with anti-money laundering, economic and trade sanctions regulations, and similar laws could subject us to substantial civil and criminal penalties, or result in the loss or restriction of our MSB or broker-dealer registrations and state licenses, or liability under our contracts with third parties, which may significantly affect our ability to conduct some aspects of our business. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government.

We are subject to anti-corruption, anti-bribery and similar laws, and non-compliance with such laws can subject us to significant adverse consequences, including criminal or civil liability and harm our business.

We are subject to the FCPA, U.S. domestic bribery laws and other U.S. and foreign anti-corruption laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. The failure to comply with any such laws could subject us to criminal or civil liability, cause us significant reputational harm and have an adverse effect on our business, financial condition and results of operations.

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

In addition, our platform may infringe upon claims of third-party intellectual property, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. The costs of defending any such claims or litigation could be significant and, if we are unsuccessful, could subject us to substantial liability, prevent us from using the relevant technology or providing related products or services, or result in a requirement that we pay significant damages or licensing fees. Furthermore, our technology may become obsolete, and there is no guarantee that we will be able to successfully develop, obtain or use new technologies to adapt our platform to stay competitive in the future. If we cannot protect our proprietary technology from intellectual property challenges, or if our platform becomes obsolete, our business, financial condition and results of operations could be adversely affected.

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

Changes in tax laws, differences in interpretation of tax laws and regulations, and proposed legislation that would impose taxes on certain financial transactions could have a material adverse effect on our business, financial condition and results of operations.

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

On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted in the United States, which introduced, among other provisions, a new minimum corporate income tax on certain large corporations, an excise tax of 1% on certain share repurchases by corporations, and increased funding for the Internal Revenue Service (“IRS”). Although we do not anticipate the new corporate minimum income tax will currently apply to us, changes in our business and any future regulations or other guidance on the interpretation and application of the new corporate minimum tax, as well as the potential application of the share repurchase excise tax, may result in additional taxes payable by us, which could materially and adversely affect our financial results and operations.

We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, which may have a material impact on our results of operations and cause fluctuations in such results. As of December 31, 2022, we had a valuation allowance for deferred tax assets in the United States and in other countries. Our net deferred tax assets relate predominantly to the U.S. federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. We continue to monitor the likelihood that we will be able to recover our deferred tax assets in the future. Future adjustments in our valuation allowance may be required. The recording of any future increases in our valuation allowance could have a material impact on our reported results, and both the recording and release of the valuation allowance could cause fluctuations in our quarterly and annual results of operations.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its net operating loss carryforwards ("NOLs") to offset future taxable income. Future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. Further, additional changes to federal or state tax laws or technical guidance relating to such laws that would further reduce the corporate tax rate could operate to effectively reduce or eliminate the value of any deferred tax asset. Our tax attributes as of December 31, 2022 may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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

Information Technology and Data Risks

We depend on third parties for a wide array of services, systems and information technology applications, and a breach or violation of law by one of these third parties could disrupt our business or provide our competitors with an opportunity to enhance their position at our expense. Additionally, the loss of any of those service providers could materially and adversely affect our business, results of operations and financial condition.

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

Additionally, if one or more key third-party service providers were to cease to exist, or to terminate its relationship with us, there could be delays in our ability to process transactions and perform other operational functions for which we are currently relying on such third-party service providers for, and we may not be able to promptly replace such third-party service provider with a different third-party service provider that has the ability to promptly provide the same services in the same manner and on the same economic terms. In many cases, we rely on a single third party to provide such services, and we may not be able to replace that provider on the same terms or at all. As a result of any such delay or inability to replace such key third-party service provider, our ability to process investments and perform other business functions could suffer and our business, financial condition and results of operations could be materially and adversely affected.

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

Our products and internal systems rely on software, including software developed or maintained internally and by third parties, that is highly technical and complex. In addition, our platform and our internal systems depend on the ability of such software to collect, store, retrieve, transmit, manage and otherwise process immense amounts of data. The software on which we rely may contain errors, bugs or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after code has been released for external or internal-use. Errors, bugs, vulnerabilities, design defects or technical limitations within the software on which we rely may lead to negative customer experiences (including the communication of inaccurate information to customers), compromised ability of our products to perform in a manner consistent with customer expectations, delayed product introductions, compromised ability to protect the data (including personal information) of our customers and our intellectual property or an inability to provide some or all of our services. Such errors, bugs, vulnerabilities or defects could also be exploited by malicious actors and result in exposure of data of customers on our platform, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, bugs, vulnerabilities or defects in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of customers, loss of revenue, regulatory or governmental inquiries, civil litigation or liability for damages, any of which could have an adverse effect on our business, financial condition and results of operations.

Certain of our systems also rely on older programming languages and are dependent upon hardware that may soon be in need of replacement. A breakdown or shutdown of our operating systems could cause a major disruption to the business, and our attempts to modernize our systems or implement new hardware or software may not be successful, and may otherwise be costly and time-consuming.

Cyber incidents or attacks directed at us and to our systems could result in unauthorized access, information theft, data corruption, operational disruption and/or financial and reputational loss, and we may not be able to insure against such risk.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Our platform may make an attractive target for hacking and may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. It is possible that we may not be able to anticipate or to implement effective preventive measures against all security threats of these types, in which case there would be an increased risk of fraud or identity theft. Security incidents could occur from outside our company, and also from the actions of persons inside our company who may have authorized or unauthorized access to our technology systems. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

Fraudulent activity and other related incidents related to the actual or perceived failures to maintain the integrity of our processes and controls could negatively affect us, including harming the market perception of the effectiveness of our security measures or harming the reputation of the financial system in general, which could result in reduced use of our products and services. Such events could also result in legislation and additional regulatory requirements. Although we maintain insurance, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Being a Public Company

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly since we are no longer an “emerging growth company.”

As a public company, we are incurring legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations could continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly since we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations could continue to increase our legal and financial compliance costs and make some activities more time consuming and costly. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have and intend to continue investing resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition and results of operations.

Our management team has limited experience managing a public company.

Our management has limited prior experience in managing a publicly traded company. As such, our management team may encounter difficulties in managing a public company and in complying with our reporting and other obligations under federal securities laws and other regulations and in connection with operating as a public company. Their lack of prior experience in dealing with the reporting and other obligations and laws pertaining to public companies could result in our management being required to devote significant time to these activities which may result in less time being devoted to our management and growth. In addition, we have and may continue to hire additional personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices and internal controls over financial reporting required of public companies. We may be required to incur significant expense in connection with these efforts.

Delaware law, our Certificate of Incorporation and our Bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Delaware law, our Certificate of Incorporation and our Bylaws contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares, and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our Certificate of Incorporation and our Bylaws include provisions regarding:

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

Our Bylaws provide that, to the fullest extent permitted by law, unless we consent in writing to an alternative forum, (a) the Delaware Court of Chancery (or, if such court does not have, or declines to accept, jurisdiction, another state court or a federal court located in Delaware) will be the exclusive forum for any complaint asserting any internal corporate claims, including claims in the right of Forge based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity, or as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery and (b) the federal district courts of the United States will be the exclusive forum for any complaint asserting a cause of action arising under the Securities Act. The choice of forum provision may limit the ability of our shareholders to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or other employees, and may discourage such lawsuits. There is uncertainty as to whether a court would enforce this provision. If a court ruled the choice of forum provision was inapplicable or unenforceable in an action, we may incur additional costs to resolve such action in other jurisdictions. The choice of forum provision is intended to apply to the fullest extent permitted by law to the above-specified types of actions and proceedings, including any derivative actions asserting claims under state law or the federal securities laws, and is intended to require, in each case, to the fullest extent permitted by law, that (i) any Securities Act claims be brought in the federal district courts of the United States in accordance with clause (b) of the choice of forum provision and (ii) suits brought to enforce any duty or liability created by the Exchange Act be brought in the United States District Court for the District of Delaware. The provision does not apply to any direct claims brought by our shareholders on their own behalf, or on behalf of any class of similarly situated shareholders, under the Exchange Act. Our shareholders will not be deemed, by operation of the choice of forum provision, to have waived our obligation to comply with all applicable federal securities laws and the rules and regulations thereunder.

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

Stock markets, including the NYSE, the NYSE Amex and the Nasdaq Stock Market, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our common stock, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

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

•changes in accounting principles, policies and guidelines; and

•general economic and political conditions, such as the effects of the COVID-19 pandemic, ongoing geopolitical tensions related to the military conflict between Russia and Ukraine, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

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

We have in the past, and we may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance consists of forward-looking statements, subject to the risks and uncertainties described in this Report and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, are inherently uncertain and subject to numerous risks and uncertainties, including those described in this Report, many of which may be beyond our control. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the COVID-19 pandemic or the ongoing geopolitical tensions related to the military conflict between Russia and Ukraine. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

If securities or industry analysts do not publish research, publish inaccurate or unfavorable research or cease publishing research about us, our share price and trading volume could decline significantly.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters occupies approximately 10,800 square feet in San Francisco, California under a lease agreement that expires December 2023. We also lease and sub-lease additional offices in San Francisco, California; San Mateo, California; Sioux Falls, South Dakota; and New York, New York.

We believe that our existing facilities are sufficient for our current needs. In the future, we may need to add new facilities and expand our existing facilities as we add employees, grow our infrastructure and evolve our business, and we believe that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “FRGE”.

Holders of Record

As of December 31, 2022, there were approximately 115 stockholders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Stock Index (S&P 500) and S&P 500 Information Technology Index (S&P IT) through December 31, 2022. The graph assumes $100 was invested at the market close on March 21, 2022, which was the first day our common stock began trading after the Closing of the Business Combination. The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Sales of Unregistered Securities and Use of Proceeds

We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended December 31, 2022 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2022, we repurchased 163,054 shares of our common stock, which represented early exercised but unvested stock options from a former employee.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Report.

Item 6. [Reserved]

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provide information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read together with the consolidated financial statements and related notes included in this Report. This discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions, as described under the heading “Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Report.
Unless the context otherwise requires, references in this section to "Forge," the “Company,” “we,” “us” and “our” refer to Forge Global Holdings, Inc. and its subsidiaries following the Business Combination (as defined below).
Business Overview
Forge is building the private market of the future – a more accessible, transparent and liquid market for participating in private market growth. We offer a trusted trading platform, proprietary data and insights to inform investment strategies, along with custody services to help companies, shareholders, institutions and accredited investors confidently navigate and transact in the private market. Our scaled and integrated business model is at the nexus of the private market ecosystem, which we believe creates a sustaining competitive advantage fueling our clients' participation in the private market and our growth. The key solutions offered by our platform include:
•Trading Solutions - Forge Markets is our platform that connects potential investors with private company shareholders and enables them to efficiently facilitate private share transactions.
•Custody Solutions - Forge Trust is our non-depository trust company that enables clients to securely custody and manage assets through a robust and user-friendly online portal.
•Data Solutions - Forge Data is our data business that provides market participants the information and insight to confidently navigate, analyze and make investment decisions in the private market.
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
Legacy Forge is considered the Company’s accounting predecessor. The Merger was accounted for as a reverse recapitalization with Legacy Forge as the accounting acquirer and MOTV as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the consolidated financial statements represents the accounts of Legacy Forge.
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
Expanding our Relationship with Existing Customers
Our revenue has grown historically as we have introduced new products and features to our customers and as our customers have increased their usage of our platform. Additionally, we believe that our strategic evolution initiative centered around complementary solutions will further increase customer engagement. However, certain circumstances that have accelerated the growth of our business may not continue in the future. We aim to grow with our customers over time and to grow our relationship with our customers as they build and manage their wealth. Through our customer-centric and complementary solutions, we seek to a future where sellers become buyers, buyers become custody account holders and account holders continue to participate in the private market. Our ability to expand our relationship with our customers is therefore an important contributor to our long-term growth.
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

Market Trends
Our results of operations are impacted by the overall health of the economy, and consumer and institutional investing patterns, which include the following key drivers:
•Private Market Trends. As private market investing continues and the number of venture-backed companies and late-stage private growth companies fluctuate, our supply and demand will shift accordingly as such factors affect the number of existing shareholders looking for liquidity as well as potential investors interested in obtaining equity in such companies while they remain private. Although our operating history has coincided with a period of general macroeconomic growth in the United States, particularly in the U.S. equity markets, which has previously stimulated growth in overall investment activity on our platform, we have and may continue to be impacted by any slowdowns in growth or downturns and volatility in the private equity markets.

•Consumer Behavior. Buyers' and sellers' behaviors vary over time and are affected by numerous conditions. For example, behavior may be impacted by social or economic factors such as changes in disposable income levels and the need for liquidity, employee tenure at a venture-backed firm, general interest in investing, interest rate levels, and reaction to stock market volatility. There may also be high profile IPOs, SPACs or idiosyncratic events impacting single companies that impact consumer behavior. These shifts in consumer behavior may influence interest in our products over time.

•Macroeconomic Events. Customer and business behavior is impacted by the overall macroeconomic environment. Unprecedented global inflation and related monetary response (including the Federal Reserve raising interest rates by 425 basis points to 4.33% in 2022. As of the filing of this Report, the Federal Reserve raised interest rates another 25 basis points to 4.58% with more raises possible in 2023 if inflation is not controlled) is leading to what we believe to be a buildup of systemic financial vulnerabilities and asset valuation risks across public and private equity markets, real estate and credit. Lowered growth forecasts and potential recession outcomes of an unknown duration could lead to a period of prolonged uncertainty. Increased volatility and liquidity risks to private equity valuations, as well as uncertainty around settlement prices for illiquid assets, have and could continue to lead to negatively impact investor appetite and investment preferences across the alternative investment and private markets space. The effects of the COVID-19 pandemic, continued global supply chain disruptions and the military conflict between Russia and Ukraine could continue to affect both global business and individuals’ behavior. Energy and commodity price increases could further contribute to prolonged systemic weaknesses in global and regional economies.

Custodial administration fees
We generate revenues through fees for performing custodial account administrative and maintenance services for our customers, including quarterly or monthly account fees, asset fees and transaction fees. We assess a flat fee per account, with additional fees based on the number and types of assets held and services purchased by account holders. We also receive cash administration fees for facilitating customers’ transactions with Federal Deposit Insurance Corporation ("FDIC") banks, with fees contingent on prevailing interest rates and cash balances in custodial accounts. Our revenues depend on the number of Total Custodial Accounts, which include accounts clients open directly with us and the activity within these accounts as well as accounts we custody on behalf of partners. Our business depends on maintaining and growing the number of Total Custodial Accounts.
Types of Structures
We have facilitated direct trades, trades in both our own special purpose vehicles (each, an "Investment Fund") and other firms’ funds, and certain forward agreements. We may adjust placement fees to account for the operational costs of these transaction types, and we incur certain transaction-based costs depending on the structure. The mix of trades in different structures will impact our overall take rate and revenues.
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
Use of External Brokers and Referral Partners
When working with an external broker or partner, we share a portion of the placement fees, which are recognized in our consolidated financials under transaction-based expenses. The mix of fees paid to external brokers and partners fluctuates each time period, which we expect to continue based on the size of our order book and our number of partners, as well as changes in the market overall.
Segment Information

We operate as a single operating segment and reportable segment. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, allocating resources and evaluating our financial performance. Accordingly, we have concluded that we consist of a single operating segment and reportable segment for accounting and financial reporting purposes.

Key Business Metrics

We monitor the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. The tables below reflect period-over-period changes in our key business metrics, along with the percentage change between such periods. We believe the following business metrics are useful in evaluating our business:

	Year Ended December 31,			2022 Over 2021 Change		2021 Over 2020 Change
Dollars in thousands	2022	2021	2020	Change	% Change	Change	% Change
TRADING BUSINESS
Trades	2,184	4,890	1,779	(2,706)	(55)%	3,111	175%
Volume	$1,222,879	$3,180,257	$1,151,028	$(1,957,378)	(62)%	$2,029,229	176%
Net Take Rate	3.3%	3.3%	2.2%	—%	—%	1.1%	50%
Placement fee revenues, less transaction-based expenses	$40,182	$104,689	$25,352	$(64,507)	(62)%	$79,337	313%

The following table contains our key performance measures based on our actual results of operations as of and for the years ended December 31, 2022 and 2021 and our pro forma results of operations as of and for the year ended December 31, 2020. The key performance measures presented below as of and for the year ended December 31, 2020 are prepared on a pro forma basis, which combines the metrics from Legacy Forge's and SharesPost's brokerage business, and as if the SharesPost acquisition had occurred at the beginning of the fiscal year 2020. We present this pro forma data as we believe it is an important indicator of the growth of our business and normalizes the effects of the acquisition.

	Year Ended December 31,			2022 Over 2021 Change		2021 Over 2020 Change
Dollars in thousands	2022	2021	2020	Change	% Change	Change	% Change
TRADING BUSINESS
Trades	2,184	4,890	3,448	(2,706)	(55)%	1,442	42%
Volume	$1,222,879	$3,180,257	$1,863,333	$(1,957,378)	(62)%	$1,316,924	71%
Net Take Rate	3.3%	3.3%	2.6%	—%	—%	0.7%	27%
Placement fee revenues, less transaction-based expenses	$40,182	$104,689	$48,864	$(64,507)	(62)%	$55,825	114%

•Trades are defined as the total number of orders executed by us and acquired entities buying and selling private stocks on behalf of private investors and shareholders. Increasing the number of orders is critical to increasing our revenue and, in turn, to achieving profitability.

•Volume is defined as the total sales value for all securities traded through our Forge Markets platform. Volume is defined as the aggregate value of the issuer company’s equity attributed to both the buyer and seller in a trade and as such a $100 trade of equity between buyer and seller would be captured as $200 of volume for us. Although we typically capture a commission on each side of a trade, we may not in certain cases due to factors such as the use of an external broker by one of the parties or supply factors that would not allow us to attract sellers of shares of certain issuers. Volume is influenced by, among other things, the pricing and quality of our services as well as market conditions that affect private company valuations, such as increases in valuations of comparable companies at IPO.
•Net Take Rates are defined as our placement fee revenues, less transaction-based expenses (defined below), divided by Volume. These represent the percentage of fees earned by our platform on any transactions executed from the commission we charged on such transactions (less transaction-based expenses), which is a determining factor in our revenue. The Net Take Rate can vary based upon the service or product offering and is also affected by the average order size and transaction frequency.

	Year Ended December 31,
Dollars in thousands	2022	2021	Change	% Change
CUSTODY BUSINESS
Total Custodial Accounts	1,871,146	2,124,677	(253,531)	(12)%
Assets Under Custody	$14,870,257	$14,334,527	$535,730	4%

•Total Custodial Accounts, previously called Billable Core and Platform Accounts, are defined as our customers’ custodial accounts that are established on our platform and billable. These relate to our Custodial Administration fees revenue stream and are an important measure of our business as the number of Total Custodial Accounts is an indicator of our future revenues from certain account maintenance, transaction, and sub-account fees. Total Custodial Accounts declined during the year ended December 31, 2022 due to delayed bulk account closures made by one of our partners.

•Assets Under Custody is the reported value of all client holdings held under our agreements, including cash submitted to us by the responsible party. These assets can be held at various financial institutions, issuers and in our vault. As the custodian of the accounts, we collect all interest and dividends, handle all fees and transactions and any other considerations for the assets concerned. Our fees are earned from the overall maintenance activities of all assets and are not charged on the basis of the dollar value of Assets Under Custody, but we believe that Assets Under Custody is a useful metric for assessing the relative size and scope of our business.

Non-GAAP Financial Measures
In addition to our financial results determined in accordance with generally accepted accounting principles in the United States ("GAAP"), we present Adjusted EBITDA, a non-GAAP financial measure. We use Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that Adjusted EBITDA, when taken together with the corresponding GAAP financial measure, provides meaningful supplemental information regarding our performance by excluding specific financial items that have less bearing on our core operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
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
We defined Adjusted EBITDA as net loss, adjusted to exclude: (i) interest expense, net, (ii) provision for or benefit from income taxes, (iii) depreciation and amortization, (iv) share-based compensation expense, (v) change in fair value of warrant liabilities, (vi) acquisition-related transaction costs and (vii) other significant gains, losses and expenses (such as impairments or transaction bonus) that we believe are not indicative of our ongoing results.
The following table reconciles net loss to our Adjusted EBITDA for the periods presented below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net loss	$(111,905)	$(18,499)	$(9,712)
Add:
Interest (income) expense, net	(2,681)	2,307	2,405
Provision for (benefit from) income taxes	327	386	(803)
Depreciation and amortization	6,026	5,390	2,406
Loss on impairment of long lived assets	446	—	—
Share-based compensation expense	57,924	12,231	4,906
Change in fair value of warrant liabilities	(19,836)	6,064	292
Acquisition-related transaction costs(1)	5,113	882	3,289
Transaction bonus (2)	17,735	—	—
Adjusted EBITDA	$(46,851)	$8,761	$2,783

(1)Acquisition-related transaction costs include transaction costs related to the Business Combination, which consisted of legal, accounting and other professional services directly related to the Merger, direct and incremental expenses in connection with business acquisitions, which consist primarily of professional services fees for investment banking advisors, legal services, accounting advisory and other external costs directly related to acquisitions and other strategic opportunities, including the formation of Forge Europe.
(2)Represents a one-time transaction bonus to certain executives as a result of consummation of the Business Combination, included in the compensation and benefits in the consolidated statements of operations.

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
Basis of Presentation
The consolidated financial statements and accompanying notes included elsewhere in this Report include our accounts and accounts of our consolidated subsidiaries and were prepared in accordance with GAAP.
Components of Results of Operations
Revenue
We generate revenue from providing private market services, which include fees charged for private placements on our platform, and fees charged for account and asset management to customers.
We categorize our services into the following three categories:
Placement fees — We maintain a platform which generates revenues through our Forge Markets offering with volume-based fees sourced from institutions, individual investors and private equity holders. Placement fees represent fees charged by us for executing a private placement on our platform. We earn agency placement fees in non-underwritten transactions, such as private placements of equity securities. We enter into arrangements with individual accredited customers or pooled investment vehicles (each, an "Investment Fund") to execute private placements in the secondary market. We anticipate placement fees to grow in the long run as the secondary market continues to grow and we continue to execute trades more efficiently.
Custodial administration fees — We generate revenues primarily through fees for performing custodial account administrative and maintenance services for our customers, including quarterly or monthly account fees, asset fees and transaction fees. We assess a flat fee per account, with additional fees based on the number and types of assets held and services purchased by account holders. We also receive cash administration fees for facilitating customers’ transactions with FDIC banks, with fees contingent on prevailing interest rates and cash balances in custodial accounts. Our revenues depend on the number of Total Custodial Accounts, which include accounts clients opened directly with us and the activity within these accounts as well as accounts we custody on behalf of partners. Revenues from custodial administration fees are recognized either over time as underlying performance obligations are met and day-to-day maintenance activities are performed for custodial accounts, or at a point in time upon completion of transactions requested by custodial account holders.
Subscription Fees — We generate revenues through our Forge Data offering with subscription fees earned from our data product, Forge Intelligence, and through our FCS fees. We anticipate subscription fees to continue to grow as we expand our sales and marketing efforts and develop more features and products. Subscription fees for the periods presented were included as part of placement fees in the consolidated statements of operations.
Transaction-based expenses
Transaction-based expenses represent fees incurred to support placement activities. These include, but are not limited to, those for fund management, fund and trade settlement, external broker fees and transfer fees. We generally expect these expenses to increase in absolute dollars as our placement fee revenue grows.
Compensation and benefits
Compensation and benefits expense is our most significant operating expense and includes employee wages, bonuses, share-based compensation, severance costs, benefits and employer taxes. The bonus component of our compensation and benefits expense consists of incentive bonuses, which are based on both our financial performance and individual employee performance, and transaction bonuses, which are related to the consummation of the Business Combination for certain employees. We expect our compensation and benefits expense to increase, over the long term, as our revenue grows and we hire additional personnel to continue developing new products and services and increase the functionality of our platform. In addition, the share-based compensation component of the compensation and benefits expense may or may not increase as we continue to align our headcount with current and future business needs.

Professional services
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees. We have and expect to incur additional professional services expenses as we continue implementing procedures and processes to address public company regulatory requirements and customary practices.
Acquisition-related transaction costs
Acquisition-related transaction costs consist primarily of professional services fees for investment banking advisors, legal services, accounting advisory, and other external costs directly related to acquisitions and other strategic opportunities. We expect to continue to explore and pursue various potential acquisitions and other strategic opportunities to strengthen our competitive position and support our growth. Acquisition-related transaction costs may be significant in relation to certain acquisitions, however, they are non-recurring in nature, as we identify and pursue targets for particular purposes as necessary. Acquisition-related transaction costs also include the costs related to the Business Combination, which consisted of legal, accounting and other professional services directly related to the Business Combination, but not considered as part of issuance cost. As a result, we may or may not incur acquisition-related transaction costs in future periods.
Advertising and market development
Advertising and market development is an important driver of our value and we intend to continue making meaningful investments in the Forge brand and growth marketing. This includes brand advertising, thought leadership, content marketing, public relations, partnerships and other strategies that amplify our brand. We have a rigorous approach to measuring customer lifetime value and optimizing our customer acquisition investments according to market dynamics and effective return on investment ("ROI"). We manage our discretionary expenses in growth marketing in real-time, as audience-specific dynamics show positive ROI. We generally expect our marketing expenses to increase in the long term in absolute dollars but manage our spend judiciously and adapt as market conditions evolve.
Rent and occupancy
Rent and occupancy expense is related to our leased property and includes rent, maintenance, real estate taxes, utilities and other related costs. We generally expect our rent and occupancy expense to remain stable in the near term, increasing overtime in absolute dollars as a result of our expansion efforts.
Technology and communications
Technology and communications consist of costs for our hosting fees paid to third-party data centers, software development engineers, and maintenance of our computer hardware and software required to support our technology and cybersecurity. Technology and communications also include costs for network connections for our electronic platforms and telecommunications. We generally expect our technology and communications expense to increase, over the long term, as we continue to increase our headcount and innovate on our offerings and services.
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

Change in fair value of warrant liabilities
Changes in the fair value of warrant liabilities, including Public Warrants and Private Placement Warrants, are related to warrant liabilities that are marked-to-market each reporting period with the change in fair value recorded in the accompanying consolidated statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liabilities to be reclassified to stockholders’ equity or deficit.
Other income, net
Other income, net, includes loss on an equity method investment, and other non-operating income and expenditures.
Provision for (benefit from) income taxes
Income tax expense consists of Federal, state and foreign income taxes. We maintain a valuation allowance against deferred tax assets except as relate to our indefinite-lived deferred tax liabilities as we have concluded it is not more likely than not that we will realize our net deferred tax assets.
Results of Operations
The following table sets forth our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues:
Placement fees	$40,665	$107,723	$29,240
Custodial administration fees	28,718	20,333	22,404
Total revenues	$69,383	$128,056	$51,644
Transaction-based expenses:
Transaction-based expenses	(483)	(3,034)	(3,888)
Total revenues, less transaction-based expenses	$68,900	$125,022	$47,756
Operating expenses:
Compensation and benefits	145,514	94,654	37,330
Professional services	14,265	12,450	3,371
Acquisition-related transaction costs	5,113	882	3,289
Advertising and market development	4,754	5,090	1,528
Rent and occupancy	5,455	3,744	2,381
Technology and communications	11,489	8,243	4,616
General and administrative	11,324	4,358	452
Depreciation and amortization	6,026	5,390	2,406
Total operating expenses	$203,940	$134,811	$55,373
Operating loss	$(135,040)	$(9,789)	$(7,617)
Interest and other income (expenses):
Interest income (expenses), net	2,681	(2,307)	(2,405)
Change in fair value of warrant liabilities	19,836	(6,064)	(292)
Other income (expenses), net	945	47	(201)
Total interest income (expenses) and other income (expenses)	$23,462	$(8,324)	$(2,898)
Loss before provision for income taxes	$(111,578)	$(18,113)	$(10,515)
Provision for (benefit from) income taxes	327	386	(803)
Net loss	$(111,905)	$(18,499)	$(9,712)
Net loss attributable to noncontrolling interest	(46)	—	—
Net loss attributable to Forge Global Holdings, Inc.	$(111,859)	$(18,499)	$(9,712)

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2022	2021	2020
	(as a percentage of revenue)
Revenues:
Placement fees	59%	84%	57%
Custodial administration fees	41%	16%	43%
Total revenues	100%	100%	100%
Transaction-based expenses:
Transaction-based expenses	(1)%	(2)%	(8)%
Total revenues, less transaction-based expenses	99%	98%	92%
Operating expenses:
Compensation and benefits	210%	74%	72%
Professional services	21%	10%	6%
Acquisition-related transaction costs	7%	1%	6%
Advertising and market development	7%	4%	3%
Rent and occupancy	8%	3%	5%
Technology and communications	16%	6%	9%
General and administrative	16%	3%	1%
Depreciation and amortization	9%	4%	5%
Total operating expenses	294%	105%	107%
Operating loss	(195)%	(7)%	(15)%
Interest and other income (expenses):
Interest income (expenses), net	4%	(2)%	(5)%
Change in fair value of warrant liabilities	29%	(5)%	(1)%
Other income (expenses), net	1%	—%	—%
Total interest income (expenses) and other income (expenses)	34%	(7)%	(6)%
Loss before provision for income taxes	(161)%	(14)%	(21)%
Provision for (benefit from) income taxes	—%	—%	(2)%
Net loss	(161)%	(14)%	(19)%
Net loss attributable to noncontrolling interest	—%	—%	—%
Net loss attributable to Forge Global Holdings, Inc.	(161)%	(14)%	(19)%

Revenue

	Year Ended December 31,			2022 Over 2021 Change		2021 Over 2020 Change
(in thousands)	2022	2021	2020	$	%	$	%
Placement fees	$40,665	$107,723	$29,240	$(67,058)	(62)%	$78,483	268%
Custodial administration fees	$28,718	20,333	22,404	8,385	41%	(2,071)	(9)%
Total revenues	$69,383	$128,056	$51,644	$(58,673)	(46)%	$76,412	148%
Comparison of the Year Ended December 31, 2022 and 2021
Revenue was $69.4 million for the year ended December 31, 2022 compared to $128.1 million for the year ended December 31, 2021, representing a decrease of $58.7 million, or 46%.
Placement fees decreased by $67.1 million, or 62%, driven primarily by lower trading volumes. We attribute lower trading volumes in the private markets to macroeconomic and geopolitical instability that triggered a higher spread between the price sellers are asking for their shares and the price at which buyers want to buy. We believe buyers have also paused due to high market volatility and uncertain market conditions.
Custodial administration fees increased by $8.4 million, or 41%, driven by fee increases for these services and the rising interest rate environment leading to increased revenue for cash administration services.
Comparison of the Year Ended December 31, 2021 and 2020

Revenue was $128.1 million for the year ended December 31, 2021 compared to $51.6 million for the year ended December 31, 2020, representing an increase of $76.5 million, or 148%.
Placement fees increased by $78.5 million, driven by higher trading volumes and amounts due to strong markets, IPO activity and increased numbers of late stage private companies, as well as an increased customer base from the SharesPost acquisition.
Custodial administration fees decreased by $2.1 million, or 9%, driven by declining interest rates. In a lower interest rate environment, customers receive reduced interest payments on their custodial cash balances, which in turn affects cash administration fees we receive for facilitating the acquisition of FDIC insurance on behalf of these customers and other cash administration services.
Transaction-based expenses

	Year Ended December 31,			2022 Over 2021 Change		2021 Over 2020 Change
(in thousands)	2022	2021	2020	$	%	$	%
Transaction-based expenses	$(483)	$(3,034)	$(3,888)	$2,551	(84)%	$854	(22)%
Comparison of the Year Ended December 31, 2022 and 2021
Transaction-based expenses were $0.5 million for the year ended December 31, 2022, compared to $3.0 million for the year ended December 31, 2021, representing a decrease of $2.6 million or 84%, driven by a decrease in external broker fees.
Comparison of the Year Ended December 31, 2021 and 2020
Transaction-based expenses were $3.0 million for the year ended December 31, 2021, compared to $3.9 million for the year ended December 31, 2020, representing a decrease of $0.9 million or 22%. Though our revenues increased during the same period, the volume of transactions that gave rise to transaction-based expenses decreased.
Compensation and benefits

	Year Ended December 31,			2022 Over 2021 Change		2021 Over 2020 Change
(in thousands)	2022	2021	2020	$	%	$	%
Salary	$47,836	$33,197	$19,915	$14,639	44%	$13,282	67%
Bonus	34,356	45,433	10,303	(11,077)	(24)%	35,130	341%
Benefits	5,344	3,729	2,167	1,615	43%	1,562	72%
Share-based compensation	57,924	12,231	4,906	45,693	374%	7,325	149%
Other	54	64	39	(10)	(16)%	25	64%
Total compensation and benefits	$145,514	$94,654	$37,330	$50,860	54%	$57,324	154%
Comparison of the Year Ended December 31, 2022 and 2021
Compensation and benefits expense was $145.5 million for the year ended December 31, 2022, compared to $94.7 million for the year ended December 31, 2021, representing an increase of $50.9 million, or 54%.
The change was primarily due to the increase in share-based compensation expense of $45.7 million, primarily related to restricted stock units ("RSUs"), which we first granted on June 1, 2022 under our 2022 Stock Option and Incentive Plan. RSU expense was $40.6 million, of which $24.3 million related to the Executive Retention RSUs granted to certain executives described in Note 13, "Share-Based Compensation" to our consolidated financial statements included elsewhere in this Report. Additionally, $7.5 million of the share-based compensation increase was due to the cumulative catch-up expense and continued amortization for stock option grants containing performance and market-based conditions, of which the performance condition was met as a result of the consummation of the Business Combination, and $2.2 million due to stock option modifications. These expenses were partially offset by a $4.3 million decrease in share-based compensation for secondary transactions which occurred in 2021 but not in 2022.
We awarded one-time transaction bonuses for certain executives of $17.7 million related to the consummation of the Business Combination. Additionally, increases in headcount from organic growth of our business operations drove increases in salaries and benefits of $14.6 million and $1.6 million, respectively. This was offset by a decrease in incentive bonuses of $28.8 million driven by lower attainment of Company performance targets.
Comparison of the Year Ended December 31, 2021 and 2020
Compensation and benefits expense was $94.7 million for the year ended December 31, 2021, compared to $37.3 million for the year ended December 31, 2020, representing an increase of $57.4 million, or 154%. This was primarily attributable to an increase of $35.1 million for accrued bonuses related to our financial performance and individual employee performance. Bonuses were also impacted by the additional headcount acquired from SharesPost and the overall upturn in the market in 2021 as compared to 2020, which contained the initial ramifications of the COVID-19 pandemic on the public and private stock markets. In addition, share-based compensation expense increased by $7.3 million, which was primarily driven by a $4.2 million increase in share-based compensation charges related to secondary transactions in 2021 that did not occur in 2020. Refer to Note 13, "Share-Based Compensation" to our consolidated financial statements included elsewhere in the Report for more information. Additionally, the increase in compensation and benefits expense was attributable to the increase in employee salaries in the amount of $13.3 million, and benefits in the amount of $1.6 million primarily due to increases in headcount from our acquisitions and organic growth of business operations.
Professional services

	Year Ended December 31,			2022 Over 2021 Change		2021 Over 2020 Change
(in thousands)	2022	2021	2020	$	%	$	%
Professional services	$14,265	12,450	3,371	$1,815	15%	$9,079	269%
Comparison of the Year Ended December 31, 2022 and 2021
Professional services expense was $14.3 million for the year ended December 31, 2022, compared to $12.5 million for the year ended December 31, 2021, representing an increase of $1.8 million, or 15%. The change in expense was primarily due to consulting and legal expenses related to increased compliance requirements as a result of becoming a public company.
Comparison of the Year Ended December 31, 2021 and 2020
Professional services expense was $12.5 million for the year ended December 31, 2021, compared to $3.4 million for the year ended December 31, 2020, representing an increase of $9.1 million, or 269%. The increase in professional services expense was aligned with our plan of becoming a public company. Advisory fees increased $3.0 million, related to the issuance of Series B-1 and B-2 convertible preferred stock and the secondary sales of common stock during the year ended December 31, 2021. In addition, accounting and legal expenses rose $2.5 million and $1.4 million, respectively, due to increased business operations and regulatory review due to our Form S-4 and related SEC filings.
Acquisition-related transaction costs

	Year Ended December 31,			2022 Over 2021 Change		2021 Over 2020 Change
(in thousands)	2022	2021	2020	$	%	$	%
Acquisition-related transaction costs	$5,113	882	3,289	$4,231	480%	$(2,407)	(73)%
Comparison of the Year Ended December 31, 2022 and 2021
Acquisition-related transaction costs were $5.1 million for the year ended December 31, 2022, compared to $0.9 million for the year ended December 31, 2021, representing an increase of $4.2 million, or 480%. The change was primarily related to transaction costs related to the Business Combination.

Comparison of the Year Ended December 31, 2021 and 2020
Acquisition-related transaction costs were $0.9 million for the year ended December 31, 2021, compared to $3.3 million for the year ended December 31, 2020, representing a decrease of $2.4 million, or 73%. The decrease in acquisition-related transaction costs was primarily related to the acquisition of SharesPost, which was completed in November 2020.
Advertising and market development

	Year Ended December 31,			2022 Over 2021 Change		2021 Over 2020 Change
(in thousands)	2022	2021	2020	$	%	$	%
Advertising and market development	$4,754	5,090	1,528	$(336)	(7)%	$3,562	233%
Comparison of the Year Ended December 31, 2022 and 2021
Advertising and market development expense was $4.8 million for the year ended December 31, 2022, compared to $5.1 million for the year ended December 31, 2021, representing a decrease of $0.3 million, or 7%. The change was driven primarily by a decrease in web development and public relations costs for public company readiness.
Comparison of the Year Ended December 31, 2021 and 2020

Advertising and market development expense was $5.1 million for the year ended December 31, 2021, compared to $1.5 million for the year ended December 31, 2020, representing an increase of $3.6 million, or 233%. The increase was driven by a combination of increased investment in new customer acquisition, launching a new website and increased investment in public relations for public company readiness.
Rent and occupancy

	Year Ended December 31,			2022 Over 2021 Change		2021 Over 2020 Change
(in thousands)	2022	2021	2020	$	%	$	%
Rent and occupancy	$5,455	3,744	2,381	$1,711	46%	$1,363	57%

Comparison of the Year Ended December 31, 2022 and 2021

Rent and occupancy expense was $5.4 million for the year ended December 31, 2022, compared to $3.7 million for the year ended December 31, 2021, representing an increase of $1.7 million, or 46%. The change was primarily due to one additional operating lease which commenced in December 2021.
Comparison of the Year Ended December 31, 2021 and 2020

Rent and occupancy expense was $3.7 million for the year ended December 31, 2021, compared to $2.4 million for the year ended December 31, 2020, representing an increase of $1.3 million, or 57%. The change was primarily due to three additional operating leases assumed as a part of the SharesPost acquisition in November 2020.
Technology and communications

	Year Ended December 31,			2022 Over 2021 Change		2021 Over 2020 Change
(in thousands)	2022	2021	2020	$	%	$	%
Technology and communications	$11,489	8,243	4,616	$3,246	39%	$3,627	79%
Comparison of the Year Ended December 31, 2022 and 2021
Technology and communications expense was $11.5 million for the year ended December 31, 2022, compared to $8.2 million for the year ended December 31, 2021, representing an increase of $3.3 million, or 39%. The change was primarily due to an increase of $1.7 million in software expenses for our growing business, and an increase of $1.5 million for third party software development engineers for the continued development and maintenance of our platform.

Comparison of the Year Ended December 31, 2021 and 2020

Technology and communications expense was $8.2 million for the year ended December 31, 2021, compared to $4.6 million for the year ended December 31, 2020, representing an increase of $3.6 million, or 79%. The change was primarily due to an increase of $1.5 million in software expenses for our growing business, and an increase of $1.8 million for third party software development engineers for the continued development and maintenance of our platform.
General and administrative

	Year Ended December 31,			2022 Over 2021 Change		2021 Over 2020 Change
(in thousands)	2022	2021	2020	$	%	$	%
General and administrative	$11,324	4,358	452	$6,966	160%	$3,906	864%

Comparison of the Year Ended December 31, 2022 and 2021
General and administrative expense was $11.3 million for the year ended December 31, 2022, compared to $4.4 million for the year ended December 31, 2021, representing an increase of $7.0 million, or 160%. The increase was primarily driven by $5.0 million related to an increase in a company liability insurance and an increase of $0.7 million in travel and entertainment expenses as a result of more normalized travel expenses due to the lifting of travel restrictions associated with COVID-19. Additionally, bad debt expense increased $0.3 million and an impairment charge was recognized on long-lived assets of $0.2 million. For more information on the impairment charge refer to Note 5, "Consolidated Balance Sheet Components" to our consolidated financial statements included elsewhere in this Report for more information.
Comparison of the Year Ended December 31, 2021 and 2020

General and administrative expense was $4.4 million for the year ended December 31, 2021, compared to $0.5 million for the year ended December 31, 2020, representing an increase of $3.9 million, or 864%. The increase was primarily driven by $2.2 million related to a credit for fund insurance premiums as a result of re-negotiation of the insurance premium with our vendor during 2020. We further incurred increases of $1.7 million for various costs such as regulatory fees, franchise/business taxes, bank service charges, company liability insurance and travel and entertainment expenses.
Depreciation and amortization

	Year Ended December 31,			2022 Over 2021 Change		2021 Over 2020 Change
(in thousands)	2022	2021	2020	$	%	$	%
Depreciation and amortization	$6,026	$5,390	$2,406	$636	12%	$2,984	124%
Comparison of the Year Ended December 31, 2022 and 2021
Depreciation and amortization expense was $6.0 million for the year ended December 31, 2022 compared to $5.4 million for the year ended December 31, 2021, representing an increase of $0.6 million, or 12%. The change was primarily driven by additional amortization expense of $1.6 million recognized on capitalized internal-use software placed in service, offset by a decrease of $0.8 million for certain intangible assets becoming fully amortized during the year ended December 31, 2021.
Comparison of the Year Ended December 31, 2021 and 2020

Depreciation and amortization expense was $5.4 million for the year ended December 31, 2022, compared to $2.4 million for the year ended December 31, 2021, representing an increase of $3.0 million, or 124%. The increase was primarily driven by a $2.6 million increase in the amortization of intangible assets acquired from the acquisition of SharesPost in

November 2020, and a $0.3 million increase in depreciation and amortization of furniture, leasehold improvements, computer equipment and capitalized software.
Interest income (expenses), net

	Year Ended December 31,			2022 Over 2021 Change			2021 Over 2020 Change
(in thousands)	2022	2021	2020	$		%	$	%
Interest income (expenses), net	$2,681	(2,307)	(2,405)	$4,988	100	(216)%	$98	(4)%
Comparison of the Year Ended December 31, 2022 and 2021
Interest income, net, was $2.7 million for the year ended December 31, 2022, compared to interest expenses, net of $2.3 million for the year ended December 31, 2021, representing a change of $5.0 million, or 216%. The change was primarily driven by more favorable interest rates earned on a higher cash balance received as a result of the Business Combination in the first quarter of 2022 as well as settlement of convertible notes and senior debt in the first quarter of 2021.
Comparison of the Year Ended December 31, 2021 and 2020

Interest expenses, net, was $2.3 million for the year ended December 31, 2021, compared to interest expenses, net, of $2.4 million for the year ended December 31, 2020, representing a decrease of $0.1 million, or 4%.
Change in fair value of warrant liabilities

	Year Ended December 31,			2022 Over 2021 Change		2021 Over 2020 Change
(in thousands)	2022	2021	2020	$	%	$	%
Change in fair value of warrant liabilities	$19,836	(6,064)	(292)	$25,900	(427)%	$(5,772)	1977	%

Comparison of the Year Ended December 31, 2022 and 2021
Gain from the change in fair value of warrant liabilities was $19.8 million for the year ended December 31, 2022, compared to a loss of $6.1 million for the year ended December 31, 2021, representing an increase of $25.9 million, or 427%. The change was primarily driven by the decrease in the fair value of Private Placement Warrants, Junior Preferred Stock Warrants and Public Warrants during the year ended December 31, 2022.
Comparison of the Year Ended December 31, 2021 and 2020

Loss from the change in fair value of warrant liabilities was $6.1 million for the year ended December 31, 2021, compared to a loss of $0.3 million for the year ended December 31, 2020, representing an increased loss of $5.8 million. The change was primarily driven by the increase in the fair value of the securities including common and convertible preferred stock during the year ended December 31, 2021 as compared to the fair value of the underlying securities during the year ended December 31, 2020.
Other income (expenses), net

	Year Ended December 31,			2022 Over 2021 Change			2021 Over 2020 Change
(in thousands)	2022	2021	2020	$	%		$	%
Other income (expenses), net	$945	47	(201)	$898	1911	%	$248	(123)%
Comparison of the Year Ended December 31, 2022 and 2021
Other income, net was $0.9 million for the year ended December 31, 2022, compared to other income, net of less than $0.1 million for the year ended December 31, 2021, representing an increase of $0.9 million, driven by an increase in sublease income related to a sublease that began in April 2022.

Comparison of the Year Ended December 31, 2021 and 2020
Other income, net was less than $0.1 million for the year ended December 31, 2021, compared to other expenses, net of $0.2 million for the year ended December 31, 2020, representing an increase of $0.3 million, or 123%.
Provision for (benefit from) income taxes

	Year Ended December 31,			2022 Over 2021 Change		2021 Over 2020 Change
(in thousands)	2022	2021	2020	$	%	$	%
Provision for (benefit from) income taxes	$327	386	(803)	$(59)	(15)%	$1,189	(148)%
Effective tax rate	(0.3)%	(2.1)%	7.6%
Comparison of the Year Ended December 31, 2022 and 2021
Provision for income tax was $0.3 million for the year ended December 31, 2022, compared to provision for income tax of $0.4 million for the year ended December 31, 2021, representing a decrease of less than $0.1 million, or 15% driven primarily by the change in utilization of intangible assets .
Comparison of the Year Ended December 31, 2021 and 2020
Provision for income tax was $0.4 million for the year ended December 31, 2021, compared to benefit from income tax of $0.8 million for the year ended December 31, 2020, representing an increase of $1.2 million, or 148%. The change was primarily driven by the carryback recognized during the year ended December 31, 2020 as well as utilization of intangible assets during the year ended December 31, 2021.
Liquidity and Capital Resources
To date, we have financed our operations primarily through revenue from operations, issuances of securities, issuances of debt and proceeds from the Business Combination. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and investments in business acquisitions.
As of December 31, 2022, our principal source of liquidity was our cash and cash equivalents balance of $193.1 million. Since our inception, we have generated operating losses as reflected in our accumulated deficit. We had an accumulated deficit of $190.4 million as of December 31, 2022.
We believe our existing cash and cash equivalents as of December 31, 2022 will be sufficient to meet our operating working capital and capital expenditure requirements for the foreseeable future. Our future financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform and the expansion of sales and marketing activities. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
We intend to continue to make investments in product development, sales efforts, and additional general and administrative costs in connection with operating as a public company. We expect to continue to maintain financing flexibility in the current market conditions. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
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

Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$(68,806)	$10,901	$(2,528)
Investing activities	$(6,650)	$(3,256)	$(23,373)
Financing activities	$192,862	$26,581	$39,380
Operating Activities
Cash used in operating activities for the year ended December 31, 2022 of $68.8 million was primarily driven by our net loss of $111.9 million, adjusted for non-cash charges of $57.6 million and net cash outflows of $14.5 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $57.9 million, depreciation and amortization of $6.0 million, settlement of related party promissory notes of $5.5 million, transaction expenses related to the Business Combination of $3.1 million, amortization of right-of-use assets of $4.0 million, loss on impairment of long lived assets of $0.4 million, and bad debt reserve of $0.4 million, partially offset by changes in fair value of warrant liabilities of $19.8 million. The main drivers of the cash outflows from the changes in operating assets and liabilities were related to a decrease in accrued compensation and benefits of $7.9 million, a decrease in operating lease liabilities of $4.8 million, and an increase in prepaid expenses and other assets of $3.3 million, partially offset by a decrease in accounts receivable of $1.4 million, an increase in accounts payable of $0.9 million and an increase of $0.8 million in accrued expenses and other current liabilities.
Cash provided by operating activities for the year ended December 31, 2021 of $10.9 million was primarily related to our net loss of $18.5 million, adjusted for non-cash charges of $26.7 million and net cash inflows of $2.7 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $12.2 million, changes in fair value of warrant liabilities of $6.1 million, depreciation and amortization of $5.4 million, amortization of right-of-use assets of $2.8 million, bad debt reserve of $0.1 million, and other non-cash charges of $0.1 million. The main drivers of the cash inflows were derived from the changes in operating assets and liabilities and were related to an increase in accrued compensation and benefits of $8.1 million and a decrease in accounts receivable of $0.4 million, partially offset by an increase in prepaid expenses and other assets of $1.0 million, a decrease in accounts payable of $0.7 million, a decrease in operating lease liabilities of $3.5 million, and a decrease in accrued expenses and other current liabilities of $0.5 million.
Cash used in operating activities for the year ended December 31, 2020 of $2.5 million was primarily related to our net loss of $9.7 million, adjusted for non-cash charges of $10.2 million and net cash outflows of $3.0 million related to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $4.9 million, depreciation and amortization of $2.4 million, amortization of right-of-use assets of $1.6 million, bad debt reserve of $0.4 million, changes in fair value of warrant liabilities of $0.3 million, and other non-cash charges of $0.5 million. The main drivers of the cash outflows were derived from the changes in operating assets and liabilities and were related to an increase to accounts receivable of $3.4 million, an increase in prepaid expenses and other assets of $2.2 million, a decrease in accounts payable of $1.7 million, and a decrease in operating lease liabilities of $1.7 million, partially offset by an increase in accrued compensation and benefits of $3.9 million, and an increase in accrued expenses and other current liabilities of $2.1 million.
Investing Activities
Cash used in investing activities was $6.7 million for the year ended December 31, 2022. This was due to cash paid for capitalized internal-use software of $6.3 million, purchases of property and equipment of $0.2 million and purchases of intangible assets of $0.1 million.
Cash used in investing activities was $3.3 million for the year ended December 31, 2021, which consisted of purchases of intangible assets of $2.2 million and $1.1 million related to payments for capitalized internal-use software development costs.
Cash used in investing activities was $23.4 million for the year ended December 31, 2020, which consisted primarily of cash paid for acquisitions, net of cash acquired in the amount of $13.1 million related to the SharesPost acquisition, payment of deferred acquisition costs related to the IRA Services acquisition in the amount of $6.1 million, a loan to SharesPost in the amount of $3.0 million, and $1.2 million related to capitalized internal-use software development costs.
Financing Activities
Cash provided by financing activities was $192.9 million for the year ended December 31, 2022, which consisted primarily of proceeds from the PIPE Investment and A&R FPA investors of $208.5 million, proceeds from the exercise of Public Warrants of $22.9 million, proceeds from the formation of Forge Europe of $9.5 million, proceeds from the Business Combination of $7.9 million, and proceeds from the exercise of options of $1.1 million, partially offset by payments for offering costs of $56.9 million and payments for redemption of Public Warrants of $0.2 million.
Cash provided by financing activities was $26.6 million year ended December 31, 2021, which consisted primarily of proceeds from the issuance of Series B-1 convertible preferred stock, net of issuance costs, in the amount of $47.7 million, proceeds from the issuance of Series B-2 convertible preferred stock in the amount of $1.6 million, and proceeds from the exercise of options, including proceeds from the repayment of promissory notes, in the amount of $1.6 million, partially offset by repayments of debt in the amount of $19.4 million, and payments of deferred offering costs of $5.0 million.
Cash provided by financing activities was $39.4 million for the year ended December 31, 2020, which consisted primarily of proceeds from the issuance of Series B-1 convertible preferred stock, net of issuance costs in the amount of $41.5 million and proceeds from debt in the amount of $25.6 million, partially offset by repayment of debt in the amount of $27.7 million.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2022, and the years in which these obligations are due (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations (1)	$7,973	$4,220	$3,753	$—	$—
Non-cancelable purchase obligations (2)	10,095	2,699	3,940	3,456	—
Total contractual obligations	$18,068	$6,919	$7,693	$3,456	$—

__________
(1)Our lease portfolio primarily includes leased office space, all of which are accounted for as operating leases. Total payments listed represent total minimum future lease payments.
(2)In the normal course of business, we entered into non-cancelable purchase commitments with various parties mainly for software products and services.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors and various other assumptions that we believe are necessary to consider forming a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses and the disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements.

On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions. The most significant judgments, estimates and assumptions relate to the critical accounting policies, as discussed in more detail below.
Revenue Recognition
We generate revenue from fees charged for the trading of private placements on our platform, and fees for account and asset management provided to customers. We disaggregate revenue by service type, as we believe that this level of disaggregation best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are impacted by economic factors. We recognize revenue pursuant to ASC 606, Revenue from Contracts with Customers. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for services. To achieve the core principle of this standard, we applied the following five steps:
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
All of our revenues are from contracts with customers. We are the principal in these contracts, with the exception of sub-account fees, in which case we act as the agent and record revenue from fees earned related to cash balances in customers’ custodial accounts. Refer to the section titled “Revenue Recognition and Transaction-Based Expenses” in Note 2 to our consolidated financial statements included elsewhere in this Report.
Share-Based Compensation
We recognize share-based compensation expense in accordance with the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires the measurement and recognition of compensation expense for all share-based awards, which primarily are stock options and restricted stock units ("RSUs"), granted to employees, directors and non-employees based on the grant date fair value of the awards. We recognize compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the award's vesting term. The fair value of stock options is determined by using the Black-Scholes option pricing model and the fair value of RSUs is based on the closing price of the Company's common stock. Forfeitures are accounted for as they occur.
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
During the year ended ended December 31, 2022, there were no new option grants.
In addition, we have issued performance-based stock options to our Chief Executive Officer that vest based upon continued service through the vesting term and achievement of certain market conditions established by the board of directors for a predetermined period. We measure share-based compensation expense for performance-based stock options containing market conditions based on the estimated grant date fair value determined using the Monte Carlo valuation model. We recognize compensation expense for such awards over the requisite service period using the accelerated attribution method when it becomes probable that the performance condition will be satisfied. The options are divided into three tranches of 1,040,976 options, 1,040,976 options, and 1,040,979 options, corresponding to the three Aggregate Exit Proceeds Thresholds

(as defined below). The awards vest only upon the satisfaction of (1) certain performance conditions, which is the occurrence of an IPO, merger with a SPAC, or a secondary sale for total proceeds of at least $250.0 million and (2) market condition, which is holders of Legacy Forge's B-1 convertible preferred stock having realized (i) aggregate exit proceeds with fair market value of at least $9.94, $14.91, and $19.88 per share (the “Share Price Thresholds”); and (ii) an aggregate interest rate compounded annually which, when used as the discount rate to calculate the net present value, with respect to the occurrence of an IPO, merger with a SPAC or acquisition, that is equal to or greater than 20.0%, 30.0% and 35.0% (the “IRR Thresholds,” and together with the Share Price Thresholds, the “Aggregate Exit Proceeds Thresholds”). In the event of an IPO or a merger with a SPAC, the Aggregate Exit Proceeds Thresholds are measured on the basis of the closing price average for any trailing 20 trading day period (the “Measurement Period”) that occurs following such IPO or a merger with a SPAC, with the Measurement Period commencing upon expiration of the 180-day lock-up period following such IPO or merger with a SPAC, until the options expire or the Chief Executive Officer ceases to provide services to the Company. The options expire within 10 years less one day following the grant date. Upon consummation of the Business Combination, the performance condition was met and we recorded cumulative catch-up compensation expense of $4.6 million. Total compensation expense recognized for the performance and market condition-based option during the year ended December 31, 2022 was $6.3 million. No compensation expense was recognized for the performance and market condition-based option for the years ended December 31, 2021 and 2020.

Modifications

During the year ended December 31, 2022, we modified stock options of five of our employees in connection with terminations of their employment and subsequent transition to service providers under consulting agreements. Under the terms of ASC 718 these employees were not obliged to perform substantive consulting services to us for the continued vesting of their options. We recognized incremental share-based compensation expense as the difference between the fair value of the options before and after the modifications.
We calculated the fair value of the options before and after modification using valuation inputs including our stock price of $3.79 - $17.71, a volatility metric 38.4% - 48.1%, a risk-free interest rate of 0.9% - 3.6% and an expected life 1.0 - 5.5 years. The incremental fair value of the options resulting from the modifications was $2.2 million that was recognized as part of the share-based compensation expense during the year ended December 31, 2022.

In December 2022, we accelerated vesting of 251,364 stock options and 210,987 Executive Retention RSUs as part of the severance package of one of our executives in connection with his employment termination. As a result, we recognized incremental share-based compensation expense of $0.5 million calculated by using the modification date valuation inputs including the our stock price of $1.52, a volatility metric of 47.34%, a risk-free interest rate of 4.09% and an expected life of 3.0 years. In connection with his employment termination we also reversed portion of previously recognized share-based compensation expense resulting in a net reduction to share-based compensation of $4.4 million, net of incremental expense as well as additional share-based compensation recognized due to the acceleration of unvested shares under his original employment terms.

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
We determined that recent developments in domestic and global economies, including significant market volatilities, interest rate increases, and the decline in the market value of our stock, which commenced prior to December 31, 2022, represent indicators that our long-lived assets may be impaired. Accordingly, we carried out an impairment test of our long-lived assets pursuant to ASC 360, whereby we performed a quantitative assessment to determine whether our long-lived assets were recoverable. Our long-lived assets represent a single group of assets that individually are not independent from the cash flows of other assets. We determined that the carrying amount of our long-lived assets did not exceed the sum of the undiscounted cash flows expected to result from the use of these assets, thus, our long-lived assets were recoverable as of

December 31, 2022. As a result, no impairment loss was recorded for the long-lived assets other than several individually impaired long-lived assets related to our certain operating leases of $0.3 million, leasehold improvements of less than $0.1 million and furniture and fixtures of less than $0.1 million.
Goodwill and Other Intangible Assets, Net
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but is tested for impairment annually on October 1, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. Our annual goodwill impairment test resulted in no goodwill impairment.
Additionally, as of December 31, 2022, we performed a goodwill impairment test as a result of the events and circumstances previously discussed. We have one reporting unit. In determining the fair value of the reporting unit in accordance with ASC 350 - Intangibles - Goodwill and Other, we performed a quantitative assessment of goodwill as of December 31, 2022 using the income approach in combination with various sensitivity analyses and reconciliations to market capitalization. The fair value of the reporting unit exceeded its carrying value. As a result, no impairment loss was recorded for goodwill.
In-process research and development (“IPR&D”) assets acquired in a business combination are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon conclusion of the relevant research and development project, we will amortize the acquired IPR&D over its estimated useful life or expense the acquired IPR&D should the research and development project be unsuccessful with no future alternative use. In September 2021, we launched the acquired IPR&D data platform and started to record amortization expense using the straight-line method over the estimated useful lives of the asset.
Acquired intangible assets also consist of identifiable intangible assets, primarily software technology, trade name and customer relationships, resulting from business acquisitions. Finite-lived intangible assets are recorded at fair value on the date of acquisition and are amortized over their estimated useful lives. We base the useful lives and related amortization expense on our estimate of the period that the assets will generate revenues or otherwise be used.
Due to the inherent uncertainties of the current operating environment, we will continue to evaluate our goodwill and long-lived assets for events or circumstances that indicate that their fair values may be lower than their carrying value.
Emerging Growth Company Status

Prior to December 31, 2022, we were an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We elected to avail ourselves of this exemption prior to December 31, 2022, when we were an EGC, and as a result, our financial statements prior to that date may not have been comparable to companies who were required to comply with the effective dates for new or revised accounting standards applicable to public companies. As of December 31, 2022, we are no longer an EGC.
Subject to certain conditions, as an EGC we were able to rely on other exemptions and reduced reporting requirements provided by the JOBS Act, including without limitations: (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) providing all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board; and (iv) disclosing certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. Because we no longer qualify as an EGC, we are no longer able to take advantage of the extended transition period for the adoption of certain accounting standards or of the reduced disclosure and other benefits available to EGCs.
Recent Accounting Pronouncements
See the section titled "Summary of Significant Accounting Policies" in Note 2 of the notes to our consolidated financial statements included in this Report for more information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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
We perform a net interest sensitivity analysis to evaluate the effect that changes in interest rates might have on our revenue. The analysis assumes that the asset and liability structure of our consolidated balance sheets would not be changed as a result of a simulated change in interest rates. The results of the analysis based on our financial position for the years ended December 31, 2022, 2021 and 2020 indicate that a hypothetical 50 basis point increase or decrease in interest rates would have impacted our custodial administration fee revenues by $3.4 million, $3.1 million and $2.7 million, respectively. Additionally, we perform a net interest sensitivity analysis to evaluate the effect that a hypothetical increase or decrease in risk-free rates would have on our interest income. The results of the analysis based on our financial position for the years ended December 31, 2022, 2021 and 2020 indicate that a hypothetical 10% increase or decrease in risk-free rates would not have a material effect on our financial results.
Our measurement of interest rate risk involves assumptions that are inherently uncertain and, as a result, cannot precisely estimate the impact of changes in interest rates on net interest revenues. Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix.
Foreign Exchange Rate Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, substantially all of our revenue and expenses are denominated in U.S. dollars.
Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have affected the carrying amount of our net assets by approximately $1.5 million as of December 31, 2022 and would not have had a material impact as of December 31, 2021. To date, we have not engaged in any hedging strategies. As our international activities grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data

FORGE GLOBAL HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42)	62
Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021	64
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020	65
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022, 2021 and 2020	66
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2022, 2021 and 2020	67
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	70
Notes to Consolidated Financial Statements	72

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forge Global Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Forge Global Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment assessment of goodwill
Description of the Matter
At December 31, 2022, the Company’s goodwill was $121 million. As discussed in notes 2 and 6 to the consolidated financial statements, the Company tests goodwill for impairment at least annually at the reporting unit level. The Company has determined that it has a single reporting unit. During 2022, the Company determined that recent developments in the economy and the decline in the market value of the Company's stock represent indicators that its goodwill may be impaired. The Company performed a quantitative impairment analysis to assess the enterprise value of the company and assess its goodwill for recoverability. For the year ended December 31, 2022, the Company did not recognize impairment charges on goodwill.

Auditing the Company's impairment assessment was complex and involved a high degree of subjectivity as the estimate of fair value of the reporting unit is based on significant assumptions including discount rates, revenue growth rates and projected operating margin.

How We Addressed the Matter in Our Audit
To test the fair value of the Company’s reporting unit, our audit procedures included, among others, assessing the methodology and assumptions described above used in the impairment assessment. We compared the assumptions described above to analyst expectations, historical performance and other available market information. We also performed our own sensitivity analyses by increasing or decreasing the assumptions and evaluated the potential impact on the estimated fair value of the reporting unit. We involved our specialist to assist us in evaluating the methodologies and assumptions used to calculate the estimated fair value of the Company’s reporting unit.

In addition, we tested the reconciliation of the fair value of the reporting unit developed by management to the market capitalization of the Company as of the valuation date and evaluated the implied control premium for reasonableness.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
San Francisco, California
March 1, 2023

FORGE GLOBAL HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$193,136	$74,781
Restricted cash	1,829	1,623
Accounts receivable, net	3,544	5,380
Payment-dependent notes receivable, current	5	1,153
Prepaid expenses and other current assets	8,374	5,148
Total current assets	$206,888	$88,085
Property and equipment, net	359	497
Internal-use software, net	7,640	2,691
Goodwill and other intangible assets, net	133,887	137,774
Operating lease right-of-use assets	5,706	7,881
Payment-dependent notes receivable, noncurrent	7,371	13,453
Other assets, noncurrent	1,878	7,514
Total assets	$363,729	$257,895
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,797	$1,920
Accrued compensation and benefits	13,271	21,240
Accrued expenses and other current liabilities	6,416	8,343
Operating lease liabilities, current	3,896	5,367
Payment-dependent notes payable, current	5	1,153
Total current liabilities	$26,385	$38,023
Operating lease liabilities, noncurrent	3,541	5,159
Payment-dependent notes payable, noncurrent	7,371	13,453
Warrant liabilities	606	7,844
Other liabilities, noncurrent	365	—
Total liabilities	$38,268	$64,479
Commitments and contingencies (Note 9)
Convertible preferred stock, net of issuance costs, $0.00001 par value; nil and 86,815,192 shares authorized as of December 31, 2022 and December 31, 2021, respectively; nil and 73,914,149 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $0 and $271,845 as of December 31, 2022 and December 31, 2021, respectively	—	246,056
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 172,560,916 and 63,090,701 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	18	—
Additional paid-in capital	509,094	25,919
Accumulated other comprehensive income	693	—
Accumulated deficit	(190,418)	(78,559)
Total Forge Global Holdings, Inc. stockholders’ equity (deficit)	$319,387	$(52,640)
Noncontrolling Interest	6,074	—
Total stockholders’ equity (deficit)	$325,461	$(52,640)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$363,729	$257,895
The accompanying notes are an integral part of these consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Placement fees	$40,665	$107,723	$29,240
Custodial administration fees	28,718	20,333	22,404
Total revenues	$69,383	$128,056	$51,644
Transaction-based expenses:
Transaction-based expenses	(483)	(3,034)	(3,888)
Total revenues, less transaction-based expenses	$68,900	$125,022	$47,756
Operating expenses:
Compensation and benefits	145,514	94,654	37,330
Professional services	14,265	12,450	3,371
Acquisition-related transaction costs	5,113	882	3,289
Advertising and market development	4,754	5,090	1,528
Rent and occupancy	5,455	3,744	2,381
Technology and communications	11,489	8,243	4,616
General and administrative	11,324	4,358	452
Depreciation and amortization	6,026	5,390	2,406
Total operating expenses	$203,940	$134,811	$55,373
Operating loss	$(135,040)	$(9,789)	$(7,617)
Interest and other income (expenses):
Interest income (expenses), net	2,681	(2,307)	(2,405)
Change in fair value of warrant liabilities	19,836	(6,064)	(292)
Other income (expenses), net	945	47	(201)
Total interest income (expenses) and other income (expenses)	$23,462	$(8,324)	$(2,898)
Loss before provision for income taxes	$(111,578)	$(18,113)	$(10,515)
Provision for (benefit from) income taxes	327	386	(803)
Net loss	$(111,905)	$(18,499)	$(9,712)
Net loss attributable to noncontrolling interest	(46)	—	—
Net loss attributable to Forge Global Holdings, Inc.	$(111,859)	$(18,499)	$(9,712)
Net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	$(0.78)	$(0.34)	$(0.26)
Diluted	$(0.80)	$(0.34)	$(0.26)
Weighted-average shares used in computing net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	143,839,981	54,295,304	37,308,450
Diluted	145,013,346	54,295,304	37,308,450

The accompanying notes are an integral part of these consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Loss
(In thousands of U.S. dollars)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(111,905)	$(18,499)	$(9,712)
Foreign currency translation adjustment	1,155	—	—
Comprehensive loss	(110,750)	(18,499)	(9,712)
Less: Comprehensive income attributable to noncontrolling interest	416	—	—
Comprehensive loss attributable to Forge Global Holdings, Inc.	$(111,166)	$(18,499)	$(9,712)
The accompanying notes are an integral part of these consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands of U.S. dollars, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	8,697,229	$84,998	13,635,614	$ (*)	$2,785	$(50,348)	$—	$—	$(47,563)
Retroactive application of recapitalization (Note 3)	18,463,619	—	28,946,803	4	(4)	—	—	—	—
Balance as of December 31, 2019	27,160,848	$84,998	42,582,417	$4	$2,781	$(50,348)	$—	$—	$(47,563)
Issuance of Series B-1 convertible preferred stock at $3.9760 per share, net of issuance costs of $2,713	11,126,594	41,527	—	—	—	—	—	—	—
Issuance of Series B-1 convertible preferred stock at $2.7826 per share upon conversion of convertible notes and accrued interest	3,571,458	9,940	—	—	—	—	—	—	—
Issuance of Class AA common stock upon exercise of vested options	—	—	64,020	(*)	21	—	—	—	21
Issuance of Class AA common stock upon early exercise of unvested options	—	—	897,149	—	—	—	—	—	—
Repurchase of early exercised stock options and restricted stock awards	—	—	(578,226)	—	—	—	—	—	—
Issuance of Class AA common stock in connection with SharesPost acquisition	—	—	28,153,660	—	44,817	—	—	—	44,817
Issuance of Junior convertible preferred stock in connection with SharesPost acquisition	7,225,285	20,383	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	32	—	—	—	32
Share-based compensation expense	—	—	—	—	4,906	—	—	—	4,906
Net loss	—	—	—	—	—	(9,712)	—	—	(9,712)
Balance as of December 31, 2020	49,084,185	$156,848	71,119,020	$4	$52,557	$(60,060)	$—	$—	$(7,499)
Issuance of Series B-1 convertible preferred stock at $3.9760 per share upon conversion of convertible notes and accrued interest	27,947	111	—	—	—	—	—	—	—
Issuance of Series B-1 convertible preferred stock at $3.9760 per share, net of issuance costs of $2,838	12,719,398	47,735	—	—	—	—	—	—	—
Issuance of Series B-2 convertible preferred stock at $3.9760 per share	412,623	1,640	—	—	—	—	—	—	—
Issuance of Class AA common stock upon exercise of vested stock options, including stock options exercised via promissory notes	—	—	1,290,307	(*)	704	—	—	—	704

Issuance of Class AA common stock upon early exercise of unvested stock options, including stock options exercised via promissory notes	—	—	2,604,724	—	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(43,052)	—	—	—	—	—	—
Exchange of Class AA common stock for Series B-1 convertible preferred stock	11,669,996	39,722	(11,669,996)	(*)	(39,722)	—	—	—	(39,722)
Vesting of early exercised stock options	—	—	—	—	145	—	—	—	145
Share-based compensation expense	—	—	—	—	12,231	—	—	—	12,231
Net loss	—	—	—	—	—	(18,499)	—	—	(18,499)
Balance as of December 31, 2021	73,914,149	$246,056	63,301,003	$4	$25,915	$(78,559)	$—	$—	$(52,640)
Unissued common stock (1)	—	—	(210,302)	—	—	—	—	—	—
Balance as of December 31, 2021	73,914,149	$246,056	63,090,701	$4	$25,915	$(78,559)	$—	$—	$(52,640)
Pre-close issuance of common stock upon exercise of vested options	—	—	190,505	(*)	102	—	—	—	102
Pre-close issuance of common stock upon exercise of unvested options	—	—	4,472	—	—	—	—	—	—
Pre-close issuance of common stock for services	—	—	62,952	(*)	621	—	—	—	621
Conversion of preferred stock to common stock	(73,914,149)	(246,056)	73,914,149	7	246,049	—	—	—	246,056
Conversion of May 2020 and October 2020 preferred stock warrants of Legacy Forge to common stock warrants	—	—	—	—	2,949	—	—	—	2,949
Settlement of promissory notes	—	—	—	2	4,205	—	—	—	4,207
Issuance of common stock upon Merger (net of redemptions), including PIPE Investment and A&R FPA investors, net of transaction cost of $58,673, including previously unissued 210,302 shares (1)	—	—	32,171,349	3	140,808	—	—	—	140,811
Issuance of common stock upon exercise of Public Warrants	—	—	1,994,790	(*)	23,638	—	—	—	23,638
Issuance of common stock upon release of restricted stock units	—	—	139,340	(*)	(*)	—	—	—	(*)
Issuance of common stock upon exercise of vested options	—	—	954,257	(*)	854	—	—	—	855
Issuance of common stock upon early exercise of unvested options	—	—	78,076	—	—	—	—	—	—
Issuance of common stock upon exercise of Junior Preferred Stock Warrants	—	—	123,379	(*)	653	—	—	—	653
Formation of Forge Europe	—	—	—	—	3,830	—	—	5,658	9,488
Repurchase of early exercised stock options	—	—	(163,054)	—	—	—	—	—	—

Vesting of early exercised stock options and restricted stock awards	—	—	—	—	1,554	—	—	—	1,554
Share-based compensation expense	—	—	—	—	57,917	—	—	—	57,917
Net loss	—	—	—	—	—	(111,859)	—	(46)	(111,905)
Foreign currency translation adjustment	—	—	—	—	—	—	693	462	1,155
Balance as of December 31, 2022	—	$—	172,560,916	$18	$509,094	$(190,418)	$693	$6,074	$325,461

(*) amount less than 1
(1) This amount represents shares that were not issued upon the closing of the Business Combination (see Note 3) as a result of a shareholder’s demand for appraisal rights. These shares were issued to the shareholder during the year ended December 31, 2022 after the statutory period to perfect such rights lapsed.
The accompanying notes are an integral part of these consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(111,905)	$(18,499)	$(9,712)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Share-based compensation	57,924	12,231	4,906
Depreciation and amortization	6,026	5,390	2,406
Transaction expenses related to the Merger	3,132	—	—
Amortization of right-of-use assets	3,999	2,804	1,638
Loss on impairment of long lived assets	446	—	—
Bad debt reserve	433	121	424
Change in fair value of warrant liabilities	(19,836)	6,064	292
Settlement of related party promissory notes (Note 3)	5,517	—	—
Other	—	107	462
Changes in operating assets and liabilities:
Accounts receivable	1,403	382	(3,386)
Prepaid expenses and other assets	(3,321)	(1,031)	(2,191)
Accounts payable	904	(692)	(1,683)
Accrued expenses and other liabilities	(788)	(520)	2,138
Accrued compensation and benefits	(7,911)	8,080	3,869
Operating lease liabilities	(4,829)	(3,536)	(1,691)
Net cash (used in) provided by operating activities	$(68,806)	$10,901	$(2,528)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(13,114)
Purchases of property and equipment	(220)	—	(13)
Purchases of intangible assets	(118)	(2,202)	—
Capitalized internal-use software development costs	(6,312)	(1,054)	(1,149)
Loan to SharesPost	—	—	(3,000)
Payment of deferred payments related to IRA Services acquisition	—	—	(6,097)
Net cash used in investing activities	$(6,650)	$(3,256)	$(23,373)
Cash flows from financing activities:
Proceeds from the Merger	7,865	—	—
Proceeds from PIPE investment and A&R FPA investors	208,500	—	—
Payments for offering costs	(56,852)	(4,954)	—
Proceeds from exercise of Public Warrants	22,940	—	—
Proceeds from notes payable	—	—	25,566
Formation of Forge Europe (Note 1)	9,488	—	—
Proceeds from exercise of options, including proceeds from repayment of promissory notes	1,086	1,621	24
Payments for redemption of Public Warrants	(165)	—	—
Proceeds from issuance of Series B-1 convertible preferred stock, net of issuance costs	—	47,735	41,527
Proceeds from issuance of Series B-2 convertible preferred stock, net of issuance costs	—	1,640	—
Repayment of notes payable	—	(19,438)	(27,688)

Cash paid to purchase equity awards	—	(23)	(49)
Net cash provided by financing activities	$192,862	$26,581	$39,380
Effect of changes in currency exchange rates on cash and cash equivalents	1,155	—	—
Net increase in cash and cash equivalents	118,561	34,226	13,479
Cash, cash equivalents and restricted cash, beginning of the period	76,404	42,178	28,699
Cash, cash equivalents and restricted cash, end of the period	$194,965	$76,404	$42,178

Reconciliation of cash, cash equivalents and restricted cash to the amounts reported within the consolidated balance sheets
Cash and cash equivalents	$193,136	$74,781	$40,577
Restricted cash	1,829	1,623	1,601
Total cash, cash equivalents and restricted cash, end of the period	$194,965	$76,404	$42,178
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$2,118	$425
Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$3,087	$1,702	$—
Capitalized internal-use software development costs accrued and not yet paid	$180	$214	$—
Deferred payments related to SharesPost acquisition	$—	$—	$783
Forgiveness of loan to SharesPost in relation to acquisition	$—	$—	$3,000
Issuance of Junior convertible preferred stock in relation to SharesPost acquisition	$—	$—	$20,383
Issuance of Junior convertible preferred stock warrants in relation to SharesPost acquisition	$—	$—	$1,285
Issuance of Class AA common stock in relation to SharesPost acquisition	$—	$—	$44,817
Reclassification of deferred offering costs to equity	$5,923	$—	$—
Conversion of preferred stock	$246,049	$—	$—
Conversion of May 2020 and October 2020 preferred stock warrants of Legacy Forge to common stock warrants	$2,949	$—	$—
Non-cash assets acquired in the Merger	$193	$—	$—
Warrants issued in connection with A&R FPA	$3,080	$—	$—
Assumption of merger warrants liability	$13,983	$—	$—
Exchange of Class AA common stock for Series B-1 convertible preferred stock	$—	$39,722	$—
Vesting of early exercised stock options and restricted stock awards	$1,554	$145	$32
Warrant liability reclassified to additional paid-in capital upon exercise of Public Warrants	$698	$—	$—
Warrant liability reclassified to additional paid-in capital upon exercise of Junior Preferred Stock Warrants	$653	$—	$—
Issuance of common stock upon settlement of related party promissory notes	$4,207	$—	$—
Early exercise of stock options upon settlement of related party promissory notes	$1,310	$—	$—
Deferred offering cost accrued and not yet paid	$—	$969	$—
Conversion of convertible notes into Series B-1 convertible preferred stock	$—	$111	$9,940
Warrant issued in connection with issuance of convertible notes payable	$—	$—	$51
Warrant issued in connection with issuance of term loan	$—	$—	$151
The accompanying notes are an integral part of these consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Forge Global Holdings, Inc. (the “Company”, and f/k/a Motive Capital Corp) is a financial services platform headquartered in San Francisco, California. The Company offers a trusted trading platform, proprietary data and insights to inform investment strategies, along with custody services to help companies, shareholders, institutions and accredited investors confidently navigate and transact in the private market. The Company's scaled and integrated business model is at the nexus of the private market ecosystem, which it believes creates a sustaining competitive advantage fueling its clients' participation in the private market and the Company's growth.
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
The Merger was accounted for as a reverse recapitalization with Legacy Forge being the accounting acquirer and MOTV as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the consolidated financial statements represents the accounts of Legacy Forge and its wholly owned subsidiaries as if Legacy Forge is the predecessor to the Company. The shares and net loss per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio (the "Exchange Ratio") as established by the Merger Agreement (each outstanding share of Legacy Forge Class A common stock was exchanged for approximately 3.122931 shares of the Company’s common stock, including all shares of Legacy Forge preferred stock, which were converted to shares of Legacy Forge's Class A common stock immediately prior to the Merger).
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
Forge Europe GmbH

In September 2022, the Company and Deutsche Börse Aktiengesellschaft (“DBAG,” a German company and together with the Company, the “Investors”) formed a subsidiary, Forge Europe GmbH (“Forge Europe”), to further expand the Company’s business in the European market. Upon formation, the Investors contributed to Forge Europe an aggregate cash amount of $14.1 million (the “Cash Consideration”) and certain of the Company’s intangible assets (the “Noncash Consideration”). $4.6 million of the Cash Consideration was contributed by the Company and $9.5 million was contributed by DBAG. The Company has a majority ownership interest in Forge Europe and accounts for Forge Europe as a fully consolidated subsidiary. The remaining interest, held by DBAG (a related party of the Company), was reported as a noncontrolling interest in the consolidated financial statements.
Upon initial consolidation, Forge Europe did not have any assets other than the $14.1 million transferred as Cash Consideration and the intangible assets contributed as Noncash Consideration with zero carrying value. Accordingly, the Cash Consideration contributed by DBAG as the noncontrolling interest holder of DBAG was in excess of its share of Forge Europe’s net assets, and the excess was recognized in additional paid-in capital upon consolidation of Forge Europe in the consolidated statements of changes in convertible preferred stock and stockholders' equity.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company, and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation.
In the normal course of business, the Company has transactions with various investment entities as discussed in Note 10, "Off Balance Sheet Items." In certain instances, the Company provides investment advisory services to pooled investment vehicles (each, an “Investment Fund”). The Company does not have discretion to make any investment, except for the specific investment for which an Investment Fund was formed. The Company performs an assessment to determine (a) whether the Company’s investments or other interests will absorb portions of a variable interest entity’s expected losses or receive portions of the entity’s expected residual returns and (b) whether the Company’s involvement, through holding interests directly or indirectly in the entity would give it a controlling financial interest. The Company consolidates entities in which it, directly or indirectly, is determined to have a controlling financial interest. Consolidation conclusions are reviewed quarterly to identify whether any reconsideration events have occurred.
Segment Information
The Company operates as a single operating segment and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, allocating resources and evaluating the Company’s financial performance.
For the years ended December 31, 2022, 2021 and 2020 revenue outside of the United States (including U.S. territories), based on customer billing address, was $6.9 million, $20.0 million and $5.8 million respectively. As of December 31, 2022 and 2021, long-lived assets located outside of the United States were not material.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, collectability of accounts receivable, the fair value of financial assets and liabilities, the fair value of assets acquired and liabilities assumed in business combinations, the fair value of consideration paid for business combinations, the useful lives of acquired intangible assets and property and equipment, the impairment of long-lived assets and goodwill, the fair value of warrants, equity awards and share-based compensation expenses, including the determination of the fair value of the Company’s common stock prior to the Business Combination and the derived service period for the awards containing market-based vesting conditions and the valuation of deferred tax assets. These estimates are inherently subjective in nature and, therefore, actual results may differ from the Company’s estimates and assumptions. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Further, the Company applies judgment in determining whether, directly or indirectly, it has a controlling financial interest in the Investment Funds, in order to conclude whether any of the Investment Funds must be consolidated.
The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2022. These estimates may change as new events occur and additional information is obtained, and related financial impacts will be recognized in the Company’s consolidated financial statements as soon as those events become known.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of bank deposit accounts and investments in money market funds.
Restricted Cash
The Company classifies all cash and cash equivalents that are not available for immediate or general business use as restricted in the accompanying consolidated balance sheets. This includes amounts set aside for restrictions of specific agreements. As of December 31, 2022 and 2021, restricted cash is comprised of cash held for regulatory purposes for the trust and brokerage-related activities.
Accounts Receivable, Net
Accounts receivable consist of amounts billed and currently due from customers, which are subject to collection risk. Under ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, we estimate our allowance for doubtful accounts using an aging method, disaggregated based on major revenue stream categories as well as other unique revenue stream factors. The allowance for doubtful accounts is maintained at a level that we believe to be sufficient to absorb probable losses over the expected life in our accounts receivable portfolio. The allowance is based on several factors, including continuous assessments of risk characteristics, specific customer events that may impact its ability to meet its financial obligations, and other reasonable and supportable economic characteristics. Accounts receivable are written-off against the allowance for doubtful accounts when collection efforts cease. The total allowance for doubtful accounts netted against account receivables in the consolidated balance sheets was $0.9 million and $0.5 million as of December 31, 2022 and 2021, respectively.
Concentration of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk primarily comprise cash and cash equivalents and restricted cash, payment-dependent notes receivable, and accounts receivable. Cash and cash equivalents and restricted cash may, at times, exceed amounts insured by the FDIC and the Securities Investor Protection Corporation, respectively. The Company performs periodic evaluations of the relative credit standing of these financial institutions to limit the amount of credit exposure. The Company has not experienced any losses on its deposits of cash and cash equivalents to date.
The Company’s exposure to credit risk associated with its contracts with holders of private company equity (“sellers”) and investors (“buyers”) related to the transfer of private securities is measured on an individual counterparty basis. Concentrations of credit risk can be affected by changes in political, industry or economic factors. To reduce the

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

potential for risk concentration, the Company’s exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2022 and 2021, the Company did not have any material concentrations of credit risk outside the ordinary course of business.
As of December 31, 2022 and 2021, no customers accounted for more than 10% of the Company’s accounts receivable. No customer accounted for more than 10% of total revenue, less transaction-based expenses, for the years ended December 31, 2022 2021 and 2020.
Property and Equipment, Net
Property and equipment are stated at cost net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets, and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized.
The estimated useful lives of the Company’s property and equipment are as follows:

Computer equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	The shorter of remaining lease term or estimated useful life
Internal-use Software, Net
The Company capitalizes certain costs related to software developed for its internal-use. The costs capitalized include development of new software features and functionality and incremental costs related to significant improvement of existing software. Development costs incurred during the preliminary or maintenance project stages are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized using the straight-line method over the useful life of the software, which is typically three years. Amortization begins only when the software becomes ready for its intended use. Costs incurred after the project is substantially completed and is ready for its intended purpose, such as maintenance and training costs, are expensed as incurred, unless related to significantly increasing the functionality of existing software.
Impairment of Long-Lived Assets
The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company also evaluates the period of depreciation and amortization of long-lived assets to determine whether events or circumstances warrant revised estimates of useful lives. When indicators of impairment are present, the Company determines the recoverability of its long-lived assets by comparing the carrying value of its long-lived assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the estimated future undiscounted cash flows demonstrate the long-lived assets are not recoverable, an impairment loss would be calculated based on the excess of the carrying amounts of the long-lived assets over their fair value.
The Company determined that recent developments in domestic and global economies, including significant market volatilities, interest rate increases, and the decline in the market value of the Company's stock, which commenced prior to December 31, 2022, represent indicators that its long-lived assets may be impaired. Accordingly, the Company carried out an impairment test of its long-lived assets pursuant to ASC 360 - Property, Plant, and Equipment, whereby a quantitative assessment was performed to determine whether its long-lived assets were recoverable. The Company's long-lived assets represent a single group of assets that individually are not independent from the cash flows of other assets. The Company determined that the carrying amount of its long-lived assets did not exceed the sum of the undiscounted cash flows expected to result from the use of these assets, thus, its long-lived assets were recoverable as of December 31, 2022. As a result, no impairment loss was recorded for the long-lived assets.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets, Net
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but is tested for impairment annually on October 1, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. The Company's annual goodwill impairment test resulted in no goodwill impairment.
Additionally as of December 31, 2022, the Company performed a goodwill impairment test as a result of the events and circumstances previously discussed. The Company has one reporting unit. In determining the fair value of the reporting unit in accordance with ASC 350 - Intangibles - Goodwill and Other, the Company performed a quantitative assessment of goodwill as of December 31, 2022 using the income approach in combination with various sensitivity analysis and reconciliations to market capitalization. The fair value of the reporting unit exceeded its carrying value. As a result, no impairment loss was recorded for goodwill.

In-process research and development (“IPR&D”) assets acquired in a business combination are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon conclusion of the relevant research and development project, the Company will amortize the acquired IPR&D over its estimated useful life or expense the acquired IPR&D should the research and development project be unsuccessful with no future alternative use. In September 2021, the Company launched the acquired IPR&D data platform and started to record amortization expense using the straight-line method over the estimated useful lives of the asset.
Acquired intangible assets also consist of identifiable intangible assets, primarily software technology, trade name and customer relationships, resulting from business acquisitions. Finite-lived intangible assets are recorded at fair value on the date of acquisition and are amortized over their estimated useful lives. The Company bases the useful lives and related amortization expense on its estimate of the period that the assets will generate revenues or otherwise be used.
Leases
The Company categorizes leases at their inception or upon modification, if applicable. As of December 31, 2022 and 2021, the Company only has operating leases. For operating leases, the Company recognizes rent and occupancy on a straight-line basis, commencing on the date at which the property becomes available for the Company's use. For leases with a term greater than 12 months, the Company records the related right-of-use assets and operating lease liabilities at the present value of lease payments over the lease term. The Company does not separate lease and non-lease components of contracts for real estate property leases. Variable lease payments for common area maintenance, property taxes and other operating expenses are not included in the measurement of ROU assets and lease liabilities and are expensed as incurred.
The rates implicit on the Company’s leases are not readily determinable. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company determines its incremental borrowing rate based on the rate of interest it would have to pay to borrow on a collateralized basis with an equal lease payment amount, over a similar term, and in a similar economic environment.
The Company evaluates its subleases in which it is the sublessor to determine whether it is relieved of the primary obligation under the original lease. If it remains the primary obligor, the Company continues to account for the original lease as it did before the commencement of the sublease and records the sublease income based on the contract terms in other income (expenses), net in the consolidated statements of operations.
Payment-Dependent Notes
Payment-dependent notes receivable and payment-dependent notes payable represent financial instruments that are presented at fair value in the consolidated financial statements in accordance with ASC 825, Fair Value Option for Financial Instruments. The Company enters into separate contracts with equity holders of private companies’ shares (“sellers”) and investors (“buyers”) that enable the transfer of private securities upon a specified event such as an initial public offering, merger, or acquisition involving the underlying company. The Company serves as an intermediary counterparty to both the buyer and the seller and earns transaction fee revenue by facilitating the execution of the transaction.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contracts with buyers require the Company to facilitate the transfer of a fixed number of shares of the private securities from sellers upon occurrence of a specified event as described above. Buyers are required to pay the selling price for shares purchased (“settlement amounts”) and transaction fee defined in the contracts into a distribution or escrow account upon notice by the Company.
Contracts with sellers require sellers to transfer the same amount and class of shares referenced in the contract between the Company and the corresponding buyers upon the occurrence of a specified event as described above.
When settlement amounts have been determined, and the price and transaction fees are paid by the buyer, payment-dependent notes receivable are recorded for the securities due from the sellers, and payment- dependent notes payable are recorded for the securities owed to the buyers. Amounts recorded at period-end for payment-dependent notes receivable represent the fair value of securities receivable from sellers, for which the securities settlement event has not occurred. Amounts recorded at period-end for payment-dependent notes payable represent the fair value of securities not yet delivered to the buyer. Changes in fair value of payment-dependent notes receivable and payment-dependent notes payable are recorded in other expense in the consolidated statements of operations.
Warrant Liabilities
The Public Warrants, Private Placement Warrants, and Junior Preferred Stock Warrants (see Note 3, 4. and 12) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are redeemed, expired or exercised. The Company will continue to adjust the warrant liability for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in-capital.
Deferred Offering Costs
Deferred offering costs consist primarily of accounting, legal, and other fees directly related to the Business Combination. Upon the Closing Date and consummation of the Business Combination, deferred offering costs of $7.9 million were reclassified to stockholders’ equity and recorded against the proceeds from the offering. As of December 31, 2021, $5.9 million of deferred offering costs were capitalized in other assets, noncurrent in the accompanying consolidated balance sheets.
Revenue Recognition
The Company generates revenue from fees charged for the trading of private placements through its platform, and fees for account and asset management provided to customers. The Company disaggregates revenue by service type, as management believes that this level of disaggregation best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are impacted by economic factors. The Company recognizes revenue pursuant to ASC 606, Revenue from Contracts with Customers. The amount of revenue recognized reflects the consideration that the Company expects to receive in exchange for services. To achieve the core principle of this standard, the Company applied the following five steps:
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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Contract Balances
Contract assets represent amounts for which the Company has recognized revenue for contracts that have not yet been invoiced to our customers. The Company does not have any contract assets as of December 31, 2022 and 2021. Contract liabilities consist of deferred revenue, which relates to amounts invoiced in advance of performance under a revenue contract. The total contract liabilities of $0.4 million and $0.4 million as of December 31, 2022 and 2021, respectively, related to advance billings for placement fees, recorded in accrued expenses and other current liabilities on the consolidated balance sheets. The Company recognized $0.4 million of revenue during the year ended December 31, 2022 that was included in deferred revenue recorded in accrued expenses and other current liabilities at December 31, 2021.
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
Transaction-Based Expenses

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction-based expenses represent the fees incurred to support placement activities. These include, but are not limited to, those for fund insurance, fund management, and fund settlement expenses that relates to services provided to the Investment Funds, and external broker fees and transfer fees related to placement and custodial services provided to other brokerage customers to facilitate transactions.
Share-Based Compensation Expense
The Company recognizes share-based compensation expense for all share-based awards, primarily stock options, restricted stock awards ("RSAs") and restricted stock units ("RSUs"), based on the grant date fair value of the awards and recognized on a straight-line basis over the requisite service period of the awards, which is generally the award's vesting term. The fair value of stock options is determined by using the Black-Scholes option pricing model and the fair value of RSAs and RSUs is based on the closing price of the Company's common stock. Forfeitures are accounted for as they occur.
For certain awards with performance-based and market-based conditions, the Company uses a Monte Carlo simulation to determine the fair value and the derived service period at the grant date and recognizes share-based compensation expense using an accelerated attribution method when it becomes probable that the performance-based condition will be met.
Advertising
Advertising costs are expensed as incurred and include advertising and trade shows. Advertising costs amounted to $3.3 million, $2.9 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in advertising and market development in the consolidated statements of operations.
Income Taxes
The Company accounts for income taxes using the asset and liability method whereby deferred tax assets and liabilities are determined based on temporary differences between the bases used for financial reporting and income tax reporting purposes. Deferred income taxes are provided based on the enacted tax rates and laws that will be in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize those tax assets through future operations.
The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more likely than not of being realized and effectively settled. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments, and which may not accurately reflect actual outcomes. The Company recognizes interest and penalties on unrecognized tax benefits as a component of provision for income taxes in the consolidated statements of operations.
Foreign Currency
The Company's reporting and functional currency is the U.S. dollar ("USD"). The functional currency of Forge Europe, a fully consolidated subsidiary of the Company, is the Euro ("EUR").
For financial reporting purposes, the financial statements of Forge Europe which are prepared using the EUR, are translated into the Company's reporting currency, USD. Accordingly, foreign currency assets and liabilities are remeasured into USD using the exchange rate on the balance sheet date, except for non-monetary assets and liabilities, which are measured at historical exchange rates. Revenue and expenses are translated using the average exchange rate for the period. Cumulative translation gains and losses are included in accumulated other comprehensive loss.
Comprehensive Loss

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive income or loss includes all changes in equity during a period from non-owner sources. Accumulated comprehensive loss, as presented in the consolidated financial statements consists of changes in unrealized gains and losses on foreign currency translation.
Net Loss Per Share Attributable to Common Stockholders
Prior to the Business Combination, the Company computed net loss per share using the two-class method required for participating securities. The two-class method required income attributable to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Upon consummation of the Business Combination, all of the Company's participating securities, in the form of convertible preferred stock, were converted into common stock of the Company as of December 31, 2022. The prior holders of convertible preferred stock had dividend rights in the event of a declaration of a dividend for shares of common stock. However, the participating securities did not contractually require the holders of such stocks to participate in the Company’s losses for the years ended December 31, 2022, 2021 and 2020. Accordingly, net loss for the years ended December 31, 2022, 2021 and 2020 was only allocated to the Company’s common stockholders.
The Company’s basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares are anti-dilutive.
Recent Accounting Pronouncements
Prior to December 31, 2022, the Company was an emerging growth company ("EGC") under the Jumpstart Our Business Startups Act (“JOBS Act”), and as a result the Company was eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company elected to take advantage of the extended transition period for adopting new or revised accounting standards until such time as those standards applied to private companies. However, as the Company is now a “large accelerated filer” as defined by the Securities Exchange Act of 1934, as amended, the Company no longer qualifies as an EGC as of December 31, 2022. Therefore, the Company is no longer able to take advantage of the extended transition period for adopting new or revised accounting standards.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, with subsequent amendments, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires immediate recognition of management’s estimates of current expected credit losses.

As a result of the Company no longer qualifying as an EGC as of December 31, 2022, the Company adopted ASU 2016-13 in its consolidated financial statements for the year ended December 31, 2022. The impact of adoption was immaterial to the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04: Simplifying the Test for Goodwill Impairment, which removes step 2 of the quantitative goodwill impairment test. Under the amended guidance, a goodwill impairment charge is recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. On January 1, 2022, the Company adopted ASU 2017-04 on a prospective basis. The adoption did not have a significant impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

permitted. The Company adopted the guidance on January 1, 2022, and the adoption of this new guidance does not have a material effect on its consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Recapitalization
As discussed in Note 1, "Organization and Description of Business," on the Closing Date, Legacy Forge completed the acquisition of MOTV and acquired 100% of MOTV’s shares and Legacy Forge received gross proceeds of $216.4 million, which includes $7.9 million in proceeds from MOTV's trust and bank accounts, net of redemptions, $68.5 million in proceeds from the PIPE Investment (as defined below), and $140.0 million in proceeds from the A&R FPA (as defined below). As of December 31, 2022, the Company recorded $61.8 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Merger, of which $58.7 million was related to common stock issued during the Merger and was recorded as a reduction to additional paid-in capital. The remaining $3.1 million was related to issuance of Public and Private Placement Warrants, including warrants issued to A&R FPA investors, and was expensed immediately upon consummation of the Merger as acquisition-related transaction cost in the consolidated statements of operations. The cash outflows related to these costs were presented as financing activities in the Company’s consolidated statements of cash flows. These deferred offering costs are offset against proceeds upon accounting for the consummation of the Merger. In addition, upon closing of the Merger, certain executives received a one-time transaction bonus for an aggregate amount of $17.7 million, of which $12.2 million was to be paid to the executives in cash, and the remaining amount $5.5 million was offset against outstanding promissory notes that were due from these executives as of the Closing Date (see Note 11). The transaction bonus is included in compensation and benefits in the consolidated statements of operations for the year ended December 31, 2022.
On the Closing Date, each holder of MOTV Class A ordinary stock received one share of the Company’s common stock, par value 0.0001, for each MOTV Class A ordinary share held prior to the Merger, and each holder of MOTV Class B ordinary stock received one share of the Company’s common stock, par value 0.0001, for each MOTV Class B ordinary share held prior to the Merger. See Note 11, "Capitalization" and Note 12, "Warrants" for additional details of the Company’s stockholders’ equity prior to and subsequent to the Merger.
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
The Merger was accounted for as a reverse recapitalization with Legacy Forge as the accounting acquirer and MOTV as the acquired company for accounting purposes. Legacy Forge was determined to be the accounting acquirer since Legacy Forge's former management makes up the majority of the Company's management team, Legacy Forge’s former management nominated or represents a majority of the Company’s board of directors, and Legacy Forge represents the majority of the continuing operations of the Company. Accordingly, all historical financial information presented in these consolidated financial statements represents the accounts of Legacy Forge and its wholly owned subsidiary. Net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of Legacy Forge.
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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock and one-third of one Public Warrant. The A&R FPA was consummated concurrently with the closing of the Merger.

4. Fair Value Measurements

Financial instruments consist of cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, payment-dependent notes receivable, payment-dependent notes payable, and warrant liabilities. Cash equivalents, payment-dependent notes receivable, payment-dependent notes payable, and warrant liabilities are stated at fair value on a recurring basis. Restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time these financial instruments are held to the expected receipt or payment date.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$149,139	$—	$—	$149,139
Payment-dependent notes receivable, current	5	—	—	5
Payment-dependent notes receivable, non-current	—	—	7,371	7,371
Total financial assets	$149,144	$—	$7,371	$156,515
Payment-dependent notes payable, current	$5	$—	$—	$5
Payment-dependent notes payable, non-current	—	—	7,371	7,371
Legacy Forge warrant liabilities	—	—	384	384
Private placement warrants	—	—	222	222
Total financial liabilities	$5	$—	$7,977	$7,982

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$24,240	$—	$—	$24,240
Payment-dependent notes receivable, current	1,153	—	—	1,153
Payment-dependent notes receivable, non-current	—	—	13,453	13,453
Total financial assets	$25,393	$—	$13,453	$38,846
Payment-dependent notes payable, current	$1,153	$—	$—	$1,153
Payment-dependent notes payable, non-current	—	—	13,453	13,453
Legacy Forge warrant liabilities	—	—	7,844	7,844
Total financial liabilities	$1,153	$—	$21,297	$22,450
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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

nonfinancial information is generally not available other than when it is publicly disclosed, or significant unobservable inputs are used to estimate fair value.
The Company estimates fair values of payment-dependent notes receivable and payment-dependent notes payable utilizing completed transactions made through the Company’s platform for the relevant private securities as well as mutual fund valuations of private companies as relevant data inputs .
Legacy Forge Warrant Liabilities
The Company's Legacy Forge warrant liabilities consist of warrants to purchase Series B-1 preferred stock or subsequent round stock (the "Series B-1 Preferred Stock Warrants," see Note 12) and Junior Preferred Stock Warrants (as defined below, see Note 12). The Company used a hybrid method that incorporates the Black-Scholes option-pricing model and an adjusted backsolve model to estimate the fair value of the Legacy Forge warrant liabilities, with the exception of the valuation of Junior Preferred Stock Warrants as of December 31, 2022, for which the Company used a binomial lattice model in a risk-neutral framework.
    Subsequent to the Merger, the Series B-1 Preferred Stock Warrants and Junior Preferred Stock Warrants were converted to common stock warrants. As a result, the Series B-1 Preferred Stock Warrants were remeasured at fair value prior to the conversion resulting in a change in fair value of $0.1 million for the year ended December 31, 2022, which was recognized as a component of change in fair value of warrant liabilities within the consolidated statements of operations, and subsequently settled in additional paid-in capital as a result of the conversion to equity-classified common stock warrants. The Junior Preferred Stock Warrants were remeasured at fair value prior to the conversion to common stock warrants, which did not result in a change in fair value as of the conversion date. These warrants remained liability-classified after the conversion into the common stock warrants as the Company's obligation with respect to these warrants is capped at a fixed monetary amount and may be settled in a variable number of common shares. The Junior Preferred Stock Warrants were remeasured at fair value as of December 31, 2022 which resulted in a $4.0 million gain for the year ended December 31, 2022.
The Company estimated the fair value of the Legacy Forge warrant liabilities, as of December 31, 2022 and December 31, 2021, respectively, using the following key assumptions:

	As of December 31,
	2022	2021

Fair value of underlying securities	$1.73	$30.80
Expected term (years)	2.9	3.4 - 8.8
Expected volatility	46.1%	40.4% - 44.3%
Risk-free interest rate	4.2%	1.0% - 1.5%
Expected dividend yield	—%	—%

Fair value per warrant	$0.15	$5.00 - $22.00
Private Placement Warrants
The Company classifies the Private Placement Warrants within Level 3, because significant unobservable inputs are used to estimate fair value. To estimate the fair value of Private Placement Warrants, the Company used a binomial lattice model in a risk-neutral framework. The significant assumptions used in the analysis were the trading price of the Company’s Common Stock as of December 31, 2022 of $1.73 per share, the risk-free rate of 4.1%, the volatility of 44.6%, and the Company’s dividend yield of 0.0%.

Transfers Into and Out of Level 3

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company transfers financial instruments out of Level 3 on the date when underlying input parameters are readily observable from existing market quotes. For Payment-dependent notes payable and receivable, transfers from Level 3 to Level 1 generally relate to a company going public and listing on a national securities exchange. During the year ended December 31, 2022, the transfer of Private Placement Warrants from Level 2 to Level 3 was due to the redemption and exercises of the Public Warrants (Note 12) which resulted in the lack of an identical instrument with a quoted price. During the year ended December 31, 2021, there were transfers of securities segregated for customers from Level 3 to Level 1, as one private company was acquired by a public company and became publicly-traded under the acquirer, and the Company was able to obtain independent market-quoted prices for the acquirer company.
The following tables provide reconciliation for all financial assets measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021 (in thousands):

Total Level 3 Financial Assets
Balance as of December 31, 2021	$13,453
Change in fair value of payment-dependent notes receivable	(6,082)
Balance as of December 31, 2022	$7,371

Total Level 3 Financial Assets
Balance as of December 31, 2020	$51,859
Acquisition of short-term investments	362
Change in fair value of short-term investments	(23)
Payment-dependent notes and short-term investments transferred out of Level 3 to Level 1	(5,472)
Change in fair value of payment-dependent notes receivable	29,364
Settlement of payment-dependent notes receivable	(62,637)
Balance as of December 31, 2021	$13,453

The following tables provide reconciliation for all financial liabilities measured at fair value using significant unobservable inputs (Level 3) for years ended December 31, 2022 and 2021 (in thousands):

Total Level 3 Financial Liabilities
Balance as of December 31, 2021	$21,297
Change in fair value of payment-dependent notes payable	(6,082)
Change in fair value of Series B-1 Preferred Stock Warrant liability	106
Settlement of Series B-1 Preferred Stock Warrant Liability via conversion to equity-classified common stock warrants	(2,950)
Exercise of Junior Preferred Stock Warrants	(653)
Change in fair value of Junior Preferred Stock Warrants	(3,963)
Transfer of Private Placement Warrants out of Level 2 to Level 3	20,461
Change in fair value of Private Placement Warrants	(20,239)
Balance as of December 31, 2022	$7,977

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Level 3 Financial Liabilities
Balance as of December 31, 2020	$53,639
Change in fair value of payment-dependent notes payable	29,364
Settlement of payment-dependent notes payable	(62,637)
Change in fair value of warrant liability	6,064
Payment-dependent notes payable transferred out of Level 3 to Level 1	(5,133)
Balance as of December 31, 2021	$21,297

5. Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2022	2021

Prepaid insurance	$3,250	$414
Prepaid software	1,406	791
Other prepaid expenses	1,546	1,957
Other current assets	2,172	1,986
Prepaid expenses and other current assets	$8,374	$5,148
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2022	2021

Computer equipment	$66	$336
Furniture and fixtures	426	621
Leasehold improvements	387	320
Total property and equipment	$879	$1,277
Less: accumulated depreciation	(520)	(780)
Property and equipment, net	$359	$497

For the years ended December 31, 2022, 2021, and 2020, the Company recorded depreciation expense related to property and equipment amounting to $0.2 million, $0.4 million, and $0.2 million, respectively. For the year ended December 31, 2022, the Company also recorded impairment loss of $0.2 million primarily related to leasehold improvements and furniture and fixtures due to the impairment of a right-of-use asset (Note 8), included in general and administrative expense within the consolidated statements of operations. The Company did not record any impairment losses for the years ended December 31, 2021 and 2020.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Internal-Use Software, Net
Capitalized internal-use software consists of the following (in thousands):

	As of December 31,
	2022	2021

Capitalized internal-use software	$9,605	$2,860
Less: Accumulated amortization	(1,965)	(169)
Total capitalized internal-use software	$7,640	$2,691
For the years ended December 31, 2022, 2021, and 2020, the Company recorded amortization expense on capitalized internal-use software placed in service amounting to $1.8 million, $0.2 million, and less than $0.1 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021

Accrued professional services	$1,299	$1,798
Accrued payments related to acquisitions and financing	—	1,134
Accrued taxes and deferred tax liabilities	1,006	1,421
Common stock unvested liability	589	786
Other current liabilities	3,522	3,204
Total	$6,416	$8,343

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Goodwill and Intangible Assets, Net
During the year ended December 31, 2021, the Company purchased a domain name for $2.2 million. The purchase of the domain name created an intangible asset with an indefinite life that is not being amortized for book purposes.
There were no changes in the recorded balance of goodwill during the year ended December 31, 2022. In-process research and development assets were acquired in business combinations, and launched in September 2021. The Company started to amortize the assets in September 2021 using the straight-line method over the estimated useful lives determined as 5 years.
The components of intangible assets and accumulated amortization are as follows (in thousands):

	As of December 31, 2022
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	1.8 years	$13,200	$(8,035)	$5,165
Customer relationships	6.1 years	$7,507	$(2,677)	$4,830
Trade name	0.0 years	$320	$(320)	$—
Launched IPR&D assets	3.7 years	$960	$(240)	$720
Total finite-lived intangible assets		$21,987	$(11,272)	$10,715
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	$2,224	$—	$2,224
Total infinite-lived intangible assets		$2,224	$—	$2,224
Total intangible assets		$24,211	$(11,272)	$12,939

	As of December 31, 2021
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	3.0 years	$13,200	$(5,250)	$7,950
Customer relationships	7.0 years	$7,410	$(1,696)	$5,714
Trade name	0.0 years	$320	$(320)	$—
Launched IPR&D assets	5.0 years	$960	$—	$960
Total finite-lived intangible assets		$21,890	$(7,266)	$14,624
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	$2,202	$—	$2,202
Total infinite-lived intangible assets		$2,202	$—	$2,202
Total intangible assets		$24,092	$(7,266)	$16,826
Amortization expense related to finite-lived intangible assets was included in depreciation and amortization in the accompanying consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020. Amortization expense related to finite-lived intangible assets for the years ended December 31, 2022, 2021, and 2020 was $4.0 million, $4.8 million, and $2.2 million, respectively.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents estimated future amortization expense for finite-lived intangible assets as of December 31, 2022 (in thousands):

Amount

2023	$3,968
2024	$3,462
2025	$802
2026	$754
2027	$610
Thereafter	$1,119
Total	$10,715
7. Debt
2019 Convertible Notes
In October 2019, the Company issued convertible notes to investors, which matured in January 2021. At maturity, the note holders had the option to convert the outstanding principal and unpaid accrued interest into shares of the Company’s Series B-1 convertible preferred stock at a conversion price of $3.9760. In January 2021, one investor converted its convertible note amount of $0.1 million into 27,947 shares of Series B-1 convertible preferred stock; the remaining outstanding convertible notes were fully repaid.
2020 Convertible Notes
In May 2020, the Company entered into a Note and Warrant Purchase Agreement with investors (“2020 Convertible Notes”). A portion of $9.0 million of the notes were converted to Series B-1 convertible preferred stock in November 2020, and the remaining principal of $1.8 million was fully repaid in May 2021.
2020 Loan and Security Agreement
In October 2020, the Company entered into a Loan and Security Agreement (“2020 Loan and Security Agreement,” or “2020 Term Loan”) with another lending institution that provided for a term loan in the amount of $15.0 million. The Company fully repaid the term loan in April 2021.
The Company did not have any outstanding debt as of December 31, 2022 and 2021.
8. Leases
The Company leases real estate for office space under operating leases.
As of December 31, 2022, the remaining lease terms varied from 0.1 years to 3 years. For one of its leases, the Company has an option to extend the lease term for a period of 3 years. This renewal option is not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such option.
Operating lease expense, included in rent and occupancy in the consolidated statements of operations, for the years ended December 31, 2022, 2021, and 2020 was $4.1 million, $2.9 million, and $1.6 million, respectively. Variable lease payments for the years ended December 31, 2022, 2021, and 2020 were $1.0 million, $0.7 million, and $0.6 million, respectively. Sublease income for the years ended December 31, 2022, 2021, and 2020 of $0.7 million, $0.2 million, and $0, respectively, was included in other income, net in the consolidated statements of operations.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents additional information related to the Company’s operating leases (in thousands):

	As of December 31,
	2022	2021

Operating lease right-of-use assets	$5,706	$7,881
Operating lease liabilities, current	$3,896	$5,367
Operating lease liabilities, noncurrent	$3,541	$5,159
Weighted-average remaining lease term (in years)	2.6	2.2
Weighted-average discount rate	6.0%	4.9%

Future undiscounted lease payments under operating leases as of December 31, 2022 were as follows (in thousands):

	Lease Payment Obligation	Sublease Income	Net Lease Obligation

2023	$4,220	$(768)	$3,452
2024	2,134	(360)	1,774
2025	1,619	(210)	1,409
2026	—	—	—
2027	—	—	—
Total undiscounted lease payments	$7,973	$(1,338)	$6,635
Less: imputed interest	(536)
Present value of future lease payments	$7,437
Less: operating lease liabilities, current	$3,896
Operating lease liabilities, noncurrent	$3,541
As of December 31, 2022, the Company did not have any additional significant lease contracts that had not yet commenced.
During the year ended December 31, 2022, the Company ceased using one of its leased office spaces and made a decision to sublease this space to a third party. The sublease agreement was signed in April 2022. Based on the terms of the sublease agreement, the Company determined that the right-of-use asset related to this office space was impaired, and recorded an impairment loss of $0.3 million for the year ended December 31, 2022 in rent and occupancy in the consolidated statements of operations.

9. Commitments and Contingencies
The Company is subject to claims and lawsuits in the ordinary course of business, including arbitration, class actions and other litigation, some of which include claims for substantial or unspecified damages. The Company is also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. The Company reviews its lawsuits, regulatory inquiries and other legal proceedings on an ongoing basis and provides disclosures and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management’s best estimate when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If no amount within the range is considered a better estimate than any other amount, an accrual for losses is recorded based on the bottom amount of the range. Accrual for loss contingencies are recorded in accrued expenses and other current liabilities on the consolidated balance sheets and expensed in general and administrative

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses in our consolidated statements of operations. The Company monitors these matters for developments that would affect the likelihood of a loss and the accrued amount, if any, and adjusts the amount as appropriate.
Legal Proceeding
On January 7, 2022, Erika McKiernan, in her capacity as Stockholder Representative for the former stockholders of SharesPost, filed a lawsuit against the Company in the Court of Chancery of the State of Delaware, asserting claims in connection with the Agreement and Plan of Merger, dated as of May 10, 2020, by and among the Company, SharesPost, Thanksgiving Merger Sub, Inc., and Erika McKiernan as the Stockholder Representative, as amended on November 6, 2020 (the "SharesPost Merger Agreement”). In general, the complaint asserts breaches of the SharesPost Merger Agreement and seeks declaratory judgements establishing those breaches. The Company is unable to predict the outcome, nor the amount of time and expense that will be required to resolve this action. At this juncture, the Company does not believe this action will have a material adverse impact on its operations or financial position. The Company believes the allegations set forth in this action are without merit and intends to defend vigorously against the lawsuit. On February 24, 2022, the Company filed its Answer and a counterclaim denying the alleged claims. On March 9, 2022, SharesPost submitted its Reply denying the Company's counterclaim and the majority of the Company's allegations. In August 2022, SharesPost filed an Amended Complaint adding the public company parent, Forge Global Holdings, Inc. as a party to the action. No provision for a loss contingency has been recorded as the amount of losses, if any, is not estimable as of December 31, 2022.
As of December 31, 2021 and as of December 21, 2022 , the Company had a receivable of $1.6 million in prepaid expenses and other current assets on the consolidated balance sheets, which it expects to collect from the escrow related to acquisition of IRA Services, Inc. Certain additional claims were filed against this escrow and, per a ruling in January 2023, one of these claims is likely to proceed to trial. Despite this development, the Company is of the view that the claim is not expected to have a significant impact on the likelihood of collecting the aforementioned receivable.

401(k) Plan
The Company has established a tax-qualified retirement plan under Section 401(k) of the Code for all of its U.S. employees, including executive officers, who satisfy certain eligibility requirements, including requirements relating to age and length of service. The Company matches 2% of every dollar contributed to the plan by employees, including executive officers, up to a maximum of $5.8 thousand. During the years ended December 31, 2022, 2021, and 2020, the Company recorded 401(k) contribution expense related to the defined contribution plan of $1.0 million, $0.5 million, and $0.1 million, respectively, in compensation and benefits in the Company’s consolidated statements of operations.
Non-Cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for its operating leases, software products, and services. As of December 31, 2022, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer, including operating lease obligations of $7.4 million in operating lease liabilities current and noncurrent on the consolidated balance sheets, as follows:

Amount
2023	$6,919
2024	4,081
2025	3,612
2026	2,203
2027	1,253
Thereafter	—
Total	$18,068

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Off Balance Sheet Items
The Company organizes a series of Investment Funds, each of which is represented by a limited liability company (“LLC”) within Forge Investments LLC and by portfolio companies within Forge Investments SPC and Forge Investments II SPC. The Investment Funds were formed for the purpose of investing in securities relating to a single private company. Each series of Investment Funds consists of a separate and distinct portfolio of investments owned by different investors. The Company utilizes third-party fund administrators to manage the Investment Funds and has no ownership interest nor participation in the gains or losses of the entities represented by the Investment Funds. The Company paid for the expenses incurred by these entities, including fund insurance expenses of $0.2 million, $0.3 million, and $1.1 million and fund management expenses of $0.1 million, $0.4 million, and $0.3 million for the years ended December 31, 2022, 2021, and 2020, respectively, included in transaction-based expenses in the consolidated statements of operations. Also, the Company incurred fund audit fees of $0.9 million, $0.8 million, and $0.4 million during the years ended December 31, 2022, 2021, and 2020, respectively, included in professional services in the consolidated statements of operations. The Company did not consolidate Forge Investments LLC, Forge Investments SPC and Forge Investments II SPC, or the Investment Funds, because the Company has no direct or indirect interest in Forge Investments LLC, Forge Investments SPC and Forge Investments II SPC, or the Investment Funds, and the expenses that the Company pays on behalf of Forge Investments LLC, Forge Investments SPC and Forge Investments II SPC, or the Investment Funds, are not significant to those entities. The Company believes its maximum exposure to loss resulting from its involvement with those entities is limited to the payment of future insurance expenses, management expenses and audit fees.
11. Capitalization
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
Immediately prior to the effective time of the Merger, all series of convertible preferred stock of Legacy Forge were converted into shares of Class AA common stock of Legacy Forge on a one-for-one basis and then converted into the Company’s common stock at the Exchange Ratio. As of December 31, 2022, no shares of convertible preferred stock were outstanding.
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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2022, the Company had authorized 2,000,000,000 and 100,000,000 shares of common stock and preferred stock respectively, and the Company had 172,560,916 shares of common stock and no shares of preferred stock issued and outstanding.
Settlement of Nonrecourse Related-Party Promissory Notes
In connection with the Merger, the Company entered into a loan offset agreement with certain executives (the “Loan Offset Agreement”) as a result of outstanding promissory notes that were due from these executives as of the Closing Date. As a result of the Loan Offset Agreement, the Company agreed to offset the after-tax value of the transaction bonus that the executives received in connection with the Merger (see Note 3) against the entire outstanding balance of the nonrecourse promissory notes, including any unpaid interest, as of one day immediately prior to the closing of the Merger. The total amount of outstanding promissory notes that were offset against the transaction bonus was $5.5 million, which included $1.3 million related to unvested shares included in the accrued expenses and other current liabilities in the consolidated balance sheets. The related bonus expense was recorded as compensation and benefits in the consolidated statements of operations for the year ended December 31, 2022.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Warrants
Warrants to Purchase Series B-1 Convertible Preferred Stock or Subsequent Round Stock
In May 2020, Legacy Forge entered into a Note and Warrant Purchase Agreement with investors pursuant to which it issued certain convertible notes (the “2020 Convertible Notes”). In connection with the issuance of the 2020 Convertible Notes, the note holders entered into a Note and Warrant Purchase Agreement for the options to purchase shares based on coverage of 5% of the 2020 Convertible Notes principal amounts (the “May 2020 Warrants”). The note holders could purchase either (i) the Series B-1 convertible preferred stock of Legacy Forge at Series B-1 price of $3.9760 or (ii) any subsequent round stock of Legacy Forge at the subsequent round price. The warrants have a five-year contractual life and may be exercised at any time during that period.
In October 2020, Legacy Forge entered into the 2020 Loan and Security Agreement, as discussed in Note 7, that provided for a term loan in the amount of $15.0 million. In October 2020, simultaneously with the 2020 Loan and Security Agreement, the lender entered into a Warrant to Purchase Shares of Preferred Stock Agreement with Legacy Forge for the options to purchase a coverage amount of $3.5 million in shares (the “October 2020 Warrants”). The investors were granted the right to purchase either the Series B-1 convertible preferred stock of Legacy Forge at Series B-1 price of $3.9760 or (ii) any subsequent round stock of Legacy Forge at the subsequent round price. The warrants have a ten-year contractual life and may be exercised at any time during that period.
Prior to the Merger, the May 2020 Warrants and October 2020 Warrants were classified as Warrant liabilities in Legacy Forge's consolidated balance sheets. Legacy Forge remeasured the May 2020 Warrants and October 2020 Warrants at each balance sheet date to their fair value (Note 4). Subsequent to the Merger, the May 2020 Warrants and October 2020 Warrants were converted to Legacy Forge's common stock warrants. As a result, the May 2020 Warrants and October 2020 Warrants were adjusted to fair value prior to the conversion, and then settled in additional paid-in capital as a result of the conversion to equity-classified common stock warrants. During the years ended December 31, 2022, 2021 and 2020 the Company recorded fair value adjustments of $0.1 million, $2.6 million and less than $0.1 million for the May 2020 Warrants and October 2020 Warrants, respectively, in change in fair value of warrant liabilities in the Company’s consolidated statements of operations.
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
Prior to the Merger, the warrants were classified as a liability in the consolidated balance sheets. The Company remeasures the warrants at each balance sheet date using a hybrid method (Note 4). Subsequent to the Merger, the Junior Preferred Stock Warrants were converted to the Company's common stock warrants. As a result, the Junior Preferred Stock Warrants were adjusted to fair value prior to conversion and remain classified as a liability, as the Company's obligation with respect to these warrants is capped at a fixed monetary amount of $5.0 million and may be settled in a variable number of common shares.
During the year ended December 31, 2022, 491,785 Junior Preferred Stock Warrants were net exercised in exchange for 123,379 shares of common stock. The change in fair value of warrant liabilities was recorded through the date of exercise as change in fair value of warrant liabilities within the consolidated statements of operations. Additionally, the fair value of the warrant liability as of the exercise date of $0.7 million was reclassified to additional paid-in capital within the consolidated balance sheets as of December 31, 2022.
    The Company recorded changes in the fair value of the Junior Preferred Stock Warrants, that were converted to warrants to purchase common stock, of $4.0 million, $3.5 million and $0.2 million as change in fair value of warrant liabilities in the Company's consolidated statements of operations during the years ended December 31, 2022, 2021 and 2020, respectively.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Warrants and Private Placement Warrants

As the accounting acquirer, Legacy Forge is deemed to have assumed 7,386,667 warrants for Class A common stock that were held by Motive Capital Funds Sponsor, LLC (the “Sponsor”) at an exercise price of $11.50 ("Private Placement Warrants"), 13,799,940 Class A common stock warrants held by MOTV's shareholders at an exercise price of $11.50 ("Public Warrants"), and 4,666,664 Public Warrants at an exercise price of $11.50 that were issued in connection with the A&R FPA that was consummated upon the Closing Date. The warrants are exercisable subject to the terms of the warrant agreement, including but not limited to, the Company having an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"), covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. The warrants expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.
Subsequent to the Merger, the Private Placement Warrants and Public Warrants met liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement Warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to the entity's own stock. Therefore, these warrants are classified as liabilities on the consolidated balance sheets.
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
During the year ended December 31, 2022, in connection with the Redemption, 1,994,790 Public Warrants were exercised at an exercise price of $11.50 per share of common stock, for an aggregate of 1,994,790 shares, respectively. Total cash proceeds generated from such exercises were $22.9 million. The change in fair value of the warrant liabilities was recorded through the date of exercise as a change in fair value of warrant liabilities within the consolidated statements of operations. Additionally, the fair value of the warrant liability as of the exercise date of $0.7 million was reclassified to additional paid-in capital within the consolidated balance sheets as of December 31, 2022.
    On July 11, 2022, the remaining 16,471,814 Public Warrants still outstanding were redeemed at a price of $0.01 per Public Warrant for an aggregate cash payment from the Company of $0.2 million. On July 11, 2022, the Public Warrants were delisted from the NYSE.
As of December 31, 2022, the following warrants were outstanding:

Warrant Type	Shares	Exercise Price per Share
Private Placement Warrants	7,386,667	$11.50

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Share-Based Compensation
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
Reserve for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	As of December 31,
	2022	2021
Conversion of convertible preferred stock	—	86,815,192
Warrants to purchase convertible preferred stock	—	3,540,546
Warrants to purchase common stock	3,282,652	233,891
Shares available for grant under 2018 Plan	—	1,133,920
Stock options issued and outstanding under 2018 Plan	12,853,072	15,712,433
Shares available for grant under 2022 Plan(1)	4,804,751	—
RSUs issued and outstanding under 2022 Plan	10,884,476
Shares available for grant under 2022 ESPP	4,072,000
Outstanding Private Placement Warrants	7,386,667	—
Total shares of common stock reserved	43,283,618	107,435,982

(1) To the extent outstanding options granted under the 2018 Plan are cancelled, forfeited, or otherwise terminated without being exercised and would have been returned to the share reserve under the 2018 Plan following the closing date of the Merger, the number of shares of common stock underlying such awards will be available for future awards under the 2022 Plan.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options
Stock options generally vest over four years and expire ten years from the date of grant. Vested stock options generally expire three months to five years after termination of employment. Stock option activity during the year ended December 31, 2022 consisted of the following (in thousands, except for share and per share data):

	Stock Options	Weighted Average Exercise Price	Weighted- Average Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	5,031,310	$6.85	9.2	$120,491
Retroactive application of recapitalization	10,681,124	$(4.66)
Balance as of December 31, 2021	15,712,434	$2.19	9.2	$120,491
Exercised	(1,227,310)	$0.88
Cancelled/Forfeited/Expired	(1,632,052)	$1.67
Balance as of December 31, 2022	12,853,072	$2.39	7.0	$7,055
Vested and exercisable as of December 31, 2022	6,439,984	$1.67	5.8	$5,485
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2022, 2021, and 2020 was $0, $2.90 and $0.81 per share, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2022, 2021, and 2020 was $13.0 million, $4.0 million and $3.7 million respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $5.1 million, $14.2 million and $1.0 million, respectively.
The Company recorded share-based compensation of $17.0 million, $6.4 million and $3.6 million for the years ended December 31, 2022, 2021, and 2020, respectively, related to stock options. In addition, for the year ended December 31, 2022, the Company recognized share-based compensation expense of $0.6 million related to pre-close issuance of common stock for services.
Unrecognized share-based compensation expense for unvested stock options granted and outstanding as of December 31, 2022, is $10.1 million, which is to be recognized over a weighted-average period of 2.1 years.

The Black-Scholes assumptions used to value the employee options at the grant dates are as follows:

	2021	2020
Fair value of common stock	$2.82 – $6.82	$1.09 – $2.11
Expected term (years)	5.1 – 7.0	5.0 – 6.2
Expected volatility	40.0% – 41.4%	37.0% – 41.7%
Risk-free interest rate	0.7% – 1.3%	0.3% – 0.8%
Expected dividend yield	—%	—%

There were no stock options granted during the year ended December 31, 2022.

Modifications

During the year ended December 31, 2022, the Company modified options of five of its employees in connection with terminations of their employment and subsequent transition to service providers under consulting agreements. Under the terms of ASC 718 these employees were not obliged to perform substantive consulting services to the Company for the

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

continued vesting of their options. The Company recognized incremental share-based compensation expense as the difference between the fair value of the options before and after the modifications.
The Company calculated the fair value of the options before and after modification using current valuation inputs including the Company’s stock price of $3.79 - $17.71, a volatility metric 38.4% - 48.1%, a risk-free interest rate of 0.9% - 3.6% and an expected life 1.0 - 5.5 years. The incremental fair value of the options resulting from the modifications was $2.2 million that was recognized as part of the share-based compensation expense during the year ended December 31, 2022.

In December 2022, the Company accelerated vesting of 251,364 stock options and 210,987 Executive Retention RSUs as part of the severance package of one of its executives in connection with the termination of his employment with the Company. As a result, the Company recognized incremental share-based compensation expense of $0.5 million calculated by using the modification date valuation inputs including the Company’s stock price of $1.52, a volatility metric of 47.3%, a risk-free interest rate of 4.1% and an expected life of 3.0 years. In connection with this employment termination, the Company also reversed a portion of the previously recognized share-based compensation expense resulting in a reduction to share-based compensation of $4.4 million, net of incremental expense as well as additional share-based compensation recognized due to the acceleration of unvested shares under the executive's original employment terms.

Performance and Market Condition Options
In May 2021, Legacy Forge’s board of directors granted the Chief Executive Officer a performance and market condition-based option covering 3,122,931 shares of Legacy Forge's Class AA common stock with an exercise price of $3.9760 per share. The options are divided into three tranches of 1,040,976 options, 1,040,976 options, and 1,040,979 options, corresponding to the three Aggregate Exit Proceeds Thresholds (as defined below). The awards vest only upon the satisfaction of (1) certain performance conditions, which is the occurrence of an IPO, merger with a SPAC, or a secondary sale for total proceeds of at least $250.0 million and (2) market condition, which is holders of Legacy Forge's B-1 convertible preferred stock having realized (i) aggregate exit proceeds with fair market value of at least $9.94, $14.91, and $19.88 per share (the “Share Price Thresholds”); and (ii) an aggregate interest rate compounded annually which, when used as the discount rate to calculate the net present value, with respect to the occurrence of an IPO, merger with a SPAC or acquisition, that is equal to or greater than 20.0%, 30.0% and 35.0% (the “IRR Thresholds,” and together with the Share Price Thresholds, the “Aggregate Exit Proceeds Thresholds”). In the event of an IPO or a merger with a SPAC, the Aggregate Exit Proceeds Thresholds are measured on the basis of the closing price average for any trailing 20 trading day period (the “Measurement Period”) that occurs following such IPO or a merger with a SPAC, with the Measurement Period commencing upon expiration of the 180-day lock-up period following such IPO or merger with a SPAC, until the options expire or the Chief Executive Officer ceases to provide services to the Company. The options expire within 10 years less one day following the grant date. Upon consummation of the Business Combination, the performance condition was met and the Company recorded cumulative catch-up compensation expense of $4.6 million. Total compensation expense recognized for the performance and market condition-based option during the year ended December 31, 2022 was $6.3 million. No compensation expense was recognized for the performance and market condition-based option for the years ended December 31, 2021 and 2020. As of December 31, 2022, the market condition had not been met and none of the performance and market condition options were vested.
The Company used the Monte Carlo simulation model to determine the fair value of the options with performance and market-based vesting conditions for purposes of calculating share-based compensation expense if vesting conditions met. The Monte Carlo simulation model incorporates the probability of satisfying performance and market conditions and uses transaction details such as stock price, contractual terms, maturity and risk-free interest rates, as well as volatility. The fair value of the performance-based stock options was $2.27 per option share estimated using the Monte Carlo simulation methodology. The unrecognized compensation expense was $0.8 million as of December 31, 2022.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Early Exercised Options
Under the 2018 Plan, certain stock option holders may have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the option holders, until the options are fully vested. As of December 31, 2022 and December 31, 2021, the cash proceeds received for unvested shares of common stock recorded within accrued expenses and other current liabilities in the consolidated balance sheets were $0.6 million and $0.8 million, respectively, which will be transferred to additional paid-in capital upon vesting.
Nonrecourse Promissory Notes to Early Exercise Stock Options
In the year ended December 31, 2021, certain executive officers of the Company exercised stock options early by executing promissory notes. The Company has accounted for the promissory notes as nonrecourse in their entirety since the promissory notes are not aligned with a corresponding percentage of the underlying shares. Such arrangements were accounted for as modifications to the original stock options to which they relate, as the maturity date of the promissory notes reflects the legal term of the stock option for purposes of valuing the award.
During the year ended December 31, 2022, there were no promissory notes issued upon early exercise of options. All outstanding promissory notes have been settled as part of the Business Combination.
Secondary Sales of Common Stock
During the years ended December 31, 2021 and December 31, 2020, certain economic interest holders acquired outstanding Class AA common stock from certain founders, current or former employees, and an investor, for a purchase price greater than the Company’s Class AA common stock estimated fair value at the time of the transactions. As a result, the Company recorded share-based compensation expense for the difference between the price paid and the estimated fair value on the date of the transaction of $4.3 million and $0.1 million during the years ended December 31, 2021 and 2020, respectively. In connection with these stock transfers, the Company waived all transfer restrictions and assigned its rights of first refusal applicable to such shares. During the year ended December 31, 2022, there were no secondary sales of common stock.

Options Granted to Directors

In July 2021, Legacy Forge’s board of directors granted options to certain members of the board in connection with their services, to purchase 499,669 shares of Legacy Forge's Class AA common stock at exercise price of $5.43 per share. Subject to the option agreement, the options shall vest in full and become exercisable immediately prior to the consummation of a deemed liquidation event or SPAC transaction. The performance-based vesting condition for the options granted to certain board members was satisfied as of December 31, 2022 and the Company recorded $1.2 million of share-based compensation expense related to the options granted to certain board members during the year ended December 31, 2022. The fair value has been estimated using the Black-Scholes pricing model with the following assumptions:

Fair value of common stock	$6.11
Expected term (years)	5.3
Expected volatility	40.0%
Risk-free interest rate	0.7%
Expected dividend yield	0%

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSAs
Certain RSAs were granted to the Company's executives in exchange for consideration at a specified strike price and were further subject to vesting conditions. To the extent unvested, the shares issued in respect of such RSAs remain subject to repurchase. As of December 31, 2022, there were no shares that were subject to repurchase.

Number of shares	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2021	898,426	$0.60
Retroactive application of recapitalization	12,429	$(0.03)
Unvested as of December 31, 2021	910,855	$0.57
Vested	(910,855)	$0.57
Unvested as of December 31, 2022	—	$—

The total grant date fair value of shares vested during the years ended December 31, 2022, 2021, and 2020 was $0.5 million, $0.9 million and $0.9 million, respectively.
The Company recorded share-based compensation expense of $0.4 million, $0.9 million and $0.9 million for the years ended December 31, 2022, 2021, and 2020, respectively, related to RSAs. There was no unrecognized expense related to RSAs as of December 31, 2022.

RSUs
The Company’s RSUs are convertible into shares of the Company’s common stock upon vesting on a one-to-one basis, and generally contain time-based vesting conditions only. RSUs granted to certain executives (the “Executive Retention RSUs”) also contain market-based vesting conditions. The RSUs that contain time-based vesting conditions vest over the service period of three to four years.
RSU activity during the year ended December 31, 2022 was as follows:

	RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2021	—	$—
Granted	11,521,853	$10.82
Vested(1)	(445,503)	$18.82
Forfeited	(498,037)	$20.24
Unvested as of December 31, 2022	10,578,313	$10.04

(1) Common stock has not been issued in connection with 306,163 vested RSUs because such RSUs were unsettled as of December 31, 2022.

The total grant date fair value of shares vested during the year ended December 31, 2022, was $8.4 million.
During the year ended December 31, 2022, the Company recognized share-based compensation expense of $40.6 million related to RSUs. Future share-based compensation expense for unvested RSUs as of December 31, 2022 was $70.1 million, which is to be recognized over a weighted-average period of 2.7 years.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The RSU Measurement Period is equal to 20 trading days within any 30 trading day period commencing upon the expiration of a six month lock-up period following the Merger.
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
Other than those that were accelerated in connection with the modification, no Executive Retention RSUs were vested as of December 31, 2022. During the year ended December 31, 2022, the Company recognized share-based compensation expense of $24.3 million related to the Executive Retention RSUs. Unrecognized share-based compensation expense for unvested Executive Retention RSUs as of December 31, 2022 was $6.4 million, which is to be recognized over a weighted-average period of 1.2 years.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes
The components of the loss before income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
Domestic	$(111,339)	$(16,496)	$(9,554)
Foreign	(239)	(1,617)	(961)
Total loss before provision for income taxes	$(111,578)	$(18,113)	$(10,515)

The components of the provision for income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$—	$—	$(818)
State	231	50	15
Foreign	—	—	—
Total Current	$231	$50	$(803)
Deferred:
Federal	$92	$264	$—
State	4	72	—
Foreign	—	—	—
Total Deferred	$96	$336	$—
Total Provision for income taxes	$327	$386	$(803)

Reconciliation of the statutory federal income tax to the Company's effective tax:

	Year Ended December 31,
	2022		2021		2020
Tax provision (benefit) at U.S. statutory rate	$(23,431)	21.0%	$(3,804)	21.0%	$(2,209)	21.0%
State income taxes	(739)	0.6%	(409)	2.3%	(127)	1.2%
Foreign taxes in excess of the U.S. statutory rate	10	—	74	(0.4)%	202	(1.9)%
Change of valuation allowance	11,394	(10.2)%	2,397	(13.2)%	525	(5.0)%
Change in fair value	4,166	(3.7)%	1,275	(7.1)%	—	—
Share based compensation	8,804	(7.9)%	1,548	(8.6)%	779	(7.4)%
Attribute carryback	—	—	—	—	(203)	1.9%
Tax credits	(3,615)	3.2%	(862)	4.8%	—	—
Section 162(m) limitation	3,693	(3.3)%	—	—	—	—
Other	45	—%	167	(0.9)%	230	(2.2)%
Tax Expense	$327	(0.3)%	$386	(2.1)%	$(803)	7.6%

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components for the Company's net deferred tax liabilities included in accrued expenses and other current liabilities in the consolidated balance sheets are as follows:

	Year Ended December 31,
	2022	2021
Deferred Tax Assets
Accrued compensation	$2,087	$3,074
Operating lease liability	1,822	2,829
Share-based compensation	6,033	804
Net operating loss carryforwards	10,877	11,187
Allowance for bad debt	223	413
Interest expense limitation	—	19
Tax credits	3,615	862
Section 174 capitalization	5,705	—
Other	(32)	62
Total deferred tax assets	$30,330	$19,250
Valuation allowance	(26,002)	(14,436)
Net Deferred Tax Assets	$4,328	$4,814
Deferred tax liabilities
Depreciation and amortization	$(3,392)	$(3,089)
Operating lease assets	(1,454)	(2,148)
Total deferred tax assets (liabilities)	$(4,846)	$(5,237)
Net deferred tax liabilities	$(518)	$(423)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not that the deferred tax assets will not be realized; accordingly, a valuation allowance has been established on U.S. and foreign gross deferred tax assets. The valuation allowance increased $11.6 million, $2.2 million for 2022, 2021, respectively.
As of December 31, 2022, the Company has net operating loss carryforwards for federal income tax purposes of $31.0 million available to reduce future income subject to income taxes. The federal net operating loss carryforwards of $7.4 million will begin to expire, if not utilized, in fiscal year 2037. The remaining amount of federal net operating loss carryforwards will be carried forward indefinitely. In addition, the Company has $38.6 million and $12.7 million of net operating loss carryforwards available to reduce future taxable income subject to California state income taxes and all other applicable state jurisdictions, respectively. The California net operating loss carryforwards will begin to expire, if not utilized, in fiscal year 2036. The other states’ net operating loss carryforwards will begin to expire, if not utilized, in fiscal year 2037. The foreign net operating loss carryforwards of $0.4 million do not expire. The Federal and State Credit Carryforwards are $2.1 million and $1.5 million accordingly.The Federal and State Credit Carryforwards will begin to expire, if not utilized, in fiscal year 2037.
Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company's ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if the Company has experienced an ownership change. As of December 31, 2022 the Company has concluded that it has experienced ownership changes since inception and that its utilization of net operating loss carryforwards will be subject to annual limitations. However, it is not expected that the annual limitations will result in the expiration of the tax attribute carryforwards prior to utilization.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in our unrecognized tax benefits are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning Balance	$427	$43	$34
Additions for current year items	842	115	9
Additions for prior year items	360	269	—
Reductions for prior year items	—	—	—
Lapse of statute of limitations	—	—	—
Ending Balance	$1,629	$427	$43

During the year ended December 31, 2022, 2021, and 2020, interest and penalties were immaterial. The Company does not expect any significant change in its unrecognized tax benefits during the next twelve months that would be material to the consolidated financial statements. All of the unrecognized tax benefits would impact the effective tax rate.
The Company files income tax returns for U.S. federal income tax, several U.S. states, and other foreign jurisdictions. The Company’s most significant tax jurisdiction is the United States. The Company’s tax years for 2017 and forward are subject to examination by the federal tax authorities. The Company’s tax years for 2016 and forward are subject to examination by the state tax authorities. The Company’s tax years for 2017 and forward are subject to examination by the foreign tax authorities. The Company is not currently under examination for income tax in any jurisdiction.
The Company is currently not subject to any income tax audits by federal or state taxing authorities. The statute of limitations for tax liabilities for all years remains open.

15. Net Loss per Share
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
Subsequent to the Merger, the Company has one class of common stock. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period using the two-class method. The Company’s convertible notes, convertible preferred stock, stock options, warrants, and early exercised stock options are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders because the holders of these securities do not have a contractual right to share in the Company's losses, and their effect would be antidilutive. Therefore, the net loss for the year ended December 31, 2022 was attributed to common stockholders only.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except for share and per share data):

	Year Ended December 31,
	2022	2021	2020

Numerator:
Net loss attributable to Forge Global Holdings, Inc., basic	$(111,859)	$(18,499)	$(9,712)
Less: Mark to market gain for Junior Preferred Stock warrants	$(3,924)	$—	$—
Net loss attributable to common stockholders, diluted	$(115,783)	$(18,499)	$(9,712)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, basic	143,839,981	54,295,304	37,308,450
Dilutive effect of common share equivalents	1,173,365	—	—
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, diluted	145,013,346	54,295,304	37,308,450
Net loss per share attributed to common stockholders:
Basic	$(0.78)	$(0.34)	$(0.26)
Diluted	$(0.80)	$(0.34)	$(0.26)

The following potentially dilutive shares were excluded in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Convertible notes	—	—	5,355,092
Convertible preferred stock	—	73,914,150	49,084,184
Outstanding options	12,853,072	15,712,437	10,021,682
Common stock and preferred stock warrants	3,282,652	3,774,436	3,774,436
Private Placement Warrants issued upon Merger	7,386,667	—	—
Common stock subject to repurchase	1,064,323	11,400,806	9,631,906
Restricted stock units	10,884,476	—	—
Total	35,471,190	104,801,829	77,867,300

16. Related Party Transactions
On September 7, 2022 the Company and DBAG formed a subsidiary, Forge Europe GmbH. DBAG is a shareholder of the Company and one of the Company's directors is affiliated with this entity (see Note 1).
Financial Technology Partners LP (“Financial Technology Partners”), a shareholder of the Company and affiliated entity of one of the Company's former directors, previously served as financial and strategic advisor to the Company on its financing, merger, and acquisition transactions. During the year ended December 31, 2022 the Company incurred $18.3 million in fees to Financial Technology Partners, of which $17.4 million was related to common stock issued during the Merger and was recorded as a reduction to additional paid-in capital. The remaining $0.9 million was related to issuance of Public and Private Placement Warrants, including warrants issued to A&R FPA investors, and was expensed immediately

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

upon consummation of the Merger as acquisition-related transaction cost in the consolidated statements of operations. During the year ended December 31, 2021, the Company incurred $4.9 million in fees to Financial Technology Partners.
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
Mr. Herbert is also the founder and executive chairman of First Republic Bank (“FRB”). Upon Mr. Herbert’s appointment to the board of directors in April 2022, FRB became a related party. The majority of the Company’s operating cash accounts are maintained at FRB, including funds held in money market accounts, which are included in cash and cash equivalents and restricted cash in the consolidated balance sheets. As of December 31, 2022, the Company held $171.9 million and $0.8 million in cash and cash equivalents and restricted cash, respectively, at FRB. Interest income earned on amounts held at FRB, subsequent to Mr. Herbert's appointment in April 2022, was $2.6 million for the year ended December 31, 2022, included in interest income (expenses), net in the consolidated statements of operations. The interest rates applied to amounts held at FRB are no less favorable to the Company than to other third party account holders.
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
During the year ended December 31, 2021 the Company entered into client engagement agreements with certain companies to serve as exclusive transaction agent to help facilitate private purchases of shares of issuers. These companies are identified as related parties who are holders of either the Company’s common stock or redeemable convertible preferred stock. The Company recognized $1.2 million in placement fee revenue in the consolidated statements of operations for trades executed with these companies for the year ended December 31, 2021. The associated revenue recognized for the years ended December 31, 2022 and 2020 is immaterial.

17. Subsequent Events
In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose or recognize in the accompanying financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Report and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

None.

Part III

In accordance with General Instruction G.(3) of Form 10-K, certain information required by this Part III will be incorporated into this Report by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Report (the "Proxy Statement").

Item 10. Directors, Executive Officers and Corporate Governance

We will provide information that is responsive to this Item in our Proxy Statement. Such information is incorporated into this Item by reference.

Item 11. Executive Compensation

We will provide information that is responsive to this Item in our Proxy Statement. Such information is incorporated into this Item by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

We will provide information that is responsive to this Item in our Proxy Statement. Such information is incorporated into this Item by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We will provide information that is responsive to this Item in our Proxy Statement. Such information is incorporated into this Item by reference.

Item 14. Principal Accounting Fees and Services

We will provide information that is responsive to this Item in our Proxy Statement. Such information is incorporated into this Item by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Date Filed
2.1+	Merger Agreement, dated as of September 13, 2021, by and among Motive, Merger Sub and Forge Global, Inc.	8-K	001-39794	2.1	September 13, 2021
3.1	Certificate of Incorporation of the registrant.	8-K	001-39794	3.1	March 25, 2022
3.2	Bylaws of the registrant.	S-4/A	333-260104	3.3	February 11, 2022
4.1	Specimen Common Stock Certificate.	S-4/A	333-260104	4.5	January 31, 2022
4.2	Warrant Agreement, dated December 10, 2020, by and between Motive Capital Corp and Continental Stock Transfer & Trust Company, as warrant agent.	S-4/A	333-260104	4.4	December 16, 2020
4.3*	Description of Securities.
10.1	Form of Amended and Restated Registration Rights Agreement, dated as of March 21, 2022.	S-4/A	333-260104	Annex G	February 11, 2022
10.2	Salesforce Tower Office Lease, dated September 18, 2018.	8-K	001-39794	10.2	March 25, 2022
10.3#	Forge Global Holdings, Inc. 2022 Stock Option and Incentive Plan.	8-K	001-39794	10.3	March 25, 2022
10.4#	Forge Global Holdings, Inc. 2022 Employee Stock Purchase Plan.	8-K	001-39794	10.4	March 25, 2022
10.5#	Form of Incentive Stock Option Agreement under Forge Global Holdings, Inc. 2022 Stock Option and Incentive Plan.	S-8	333-265232	99.4	May 26, 2022
10.6#	Form of Non-Qualified Stock Option Agreement under the Forge Global Holdings, Inc. 2022 Stock Option and Incentive Plan.	S-8	333-265232	99.5	May 26, 2022
10.7#	Form of Restricted Stock Unit Award Agreement under the Forge Global Holdings, Inc. 2022 Stock Option and Incentive Plan.	S-8	333-265232	99.6	May 26, 2022
10.8#	Form of Restricted Stock Award Agreement under the Forge Global Holdings, Inc. 2022 Stock Option and Incentive Plan.	S-8	333-265232	99.7	May 26, 2022
10.9#	Amended and Restated Employment Agreement, dated September 9, 2021, by and between Kelly Rodriques and Forge Global, Inc.	S-4/A	333-260104	10.9	February 11, 2022
10.10#	Amendment No. 1 to Employment Agreement, by and between Kelly Rodriques and Forge Global, Inc.	DEFA14A	333-260104	Annex A	March 1, 2022
10.11#	Amended and Restated Employment Agreement, dated September 9, 2021, by and between Mark Lee and Forge Global, Inc.	S-4/A	333-260104	10.1	February 11, 2022
10.12#	Amended and Restated Employment Agreement, dated September 9, 2021, by and between Jose Cobos and Forge Global, Inc.	S-4/A	333-260104	10.11	February 11, 2022
10.13#	Forge Global, Inc. 2018 Stock Incentive Plan.	8-K	001-39794	10.9	March 25, 2022
10.14#	Loan Offset Agreement, dated as of March 21, 2022, by and among Forge Global, Inc. and Kelly Rodriques.	8-K	001-39794	10.1	March 25, 2022
10.15#	Loan Offset Agreement, dated as of March 21, 2022, by and among Forge Global, Inc. and Mark Lee.	8-K	001-39794	10.11	March 25, 2022
10.16#	Loan Offset Agreement, dated as of March 21, 2022, by and among Forge Global, Inc. and Jose Cobos.	8-K	001-39794	10.12	March 25, 2022
10.17#	Form of Director Indemnification Agreement.	8-K	001-39794	10.13	March 25, 2022
10.18#	Form of Officer Indemnification Agreement.	8-K	001-39794	10.14	March 25, 2022
10.19	Sponsor Support Agreement, dated as of September 13, 2021.	424B3	333-260104	Annex D	February 14, 2022
10.20#	Outside Director Compensation Policy.	10-Q	001-39794	10.1	August 12, 2022

10.21#	Engagement Agreement, dated June 10, 2022, by and between Johnathan Short and Forge Global, Inc.	10-Q	001-39794	10.2	August 12, 2022
10.22*#+	Separation Agreement and General Release, dated as of December 23, 2022, by and among Forge Global, Inc. and Jose Cobos.
10.23*#+	Services Agreement, dated as of December 23, 2022, by and among Forge Global, Inc. and Jose Cobos.
16.1	Letter from WithumSmith+Brown, PC to the U.S. Securities and Exchange Commission dated March 25, 2022.	8-K	001-39794	16.1	March 25, 2022
21.1*	Subsidiaries of the registrant.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Certain of the information, exhibits and schedules, as applicable, to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The registrant agrees to furnish a copy with all omitted information, exhibits and schedules, as applicable, to the SEC upon its request.
* Filed herewith.
# Indicates a management contract or compensatory plan, contract or arrangement.
** The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Forge Global Holdings, Inc.

Date: March 1, 2023	By: /s/ Kelly Rodriques
Kelly Rodriques
Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2023	By: /s/ Mark Lee
Mark Lee
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kelly Rodriques and Mark Lee, and each of them, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kelly Rodriques	Chairman and Chief Executive Officer	March 1, 2023
Kelly Rodriques	(Principal Executive Officer)

/s/ Mark Lee	Chief Financial Officer	March 1, 2023
Mark Lee	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ashwin Kumar	Director	March 1, 2023
Ashwin Kumar

/s/ Blythe Masters	Director	March 1, 2023
Blythe Masters

/s/ Stephen George	Director	March 1, 2023
Stephen George

/s/ Christoph Hansmeyer	Director	March 1, 2023

Christoph Hansmeyer

/s/ Kimberly Vogel	Director	March 1, 2023
Kimberly Vogel

/s/ James Herbert, II	Director	March 1, 2023
James Herbert, II

/s/ Asiff Hirji	Director	March 1, 2023
Asiff Hirji