Form 10-Q
period 2023-03-31
Forge Global Holdings, Inc.
filed 2023-05-09
CIK 1827821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of May 8, 2023, the registrant had 174,039,982 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this "Report") to “Forge,” the “Company,” “us,” “we,” “our,” and any related terms are intended to mean Forge Global Holdings, Inc. (the "Company") and its consolidated subsidiaries.
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
•anticipate the uncertainties inherent in the development of new business lines, strategies, products, and services;
•manage vendor and third party processes;
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
•manage cyber and technology risk management processes, including incident management processes;
•maintain disaster recovery and business continuity planning controls;
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

Part I - Financial Information

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$175,268	$193,136
Restricted cash	1,643	1,829
Accounts receivable, net	3,286	3,544
Prepaid expenses and other current assets	5,882	8,379
Total current assets	$186,079	$206,888
Property and equipment, net	373	359
Internal-use software, net	6,369	7,640
Goodwill and other intangible assets, net	132,891	133,887
Operating lease right-of-use assets	4,861	5,706
Payment-dependent notes receivable, noncurrent	5,830	7,371
Other assets, noncurrent	1,926	1,878
Total assets	$338,329	$363,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,420	$2,797
Accrued compensation and benefits	6,539	13,271
Accrued expenses and other current liabilities	5,884	6,421
Operating lease liabilities, current	3,352	3,896
Total current liabilities	17,195	26,385
Operating lease liabilities, noncurrent	3,037	3,541
Payment-dependent notes payable, noncurrent	5,830	7,371
Warrant liabilities	437	606
Other liabilities, noncurrent	366	365
Total liabilities	26,865	38,268
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 173,808,155 and 172,560,916 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	18	18
Additional paid-in capital	516,130	509,094
Accumulated other comprehensive income	830	693
Accumulated deficit	(211,606)	(190,418)
Total Forge Global Holdings, Inc. stockholders’ equity	305,372	319,387
Noncontrolling Interest	6,092	6,074
Total stockholders’ equity	311,464	325,461
Total liabilities and stockholders’ equity	$338,329	$363,729
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Placement fees	$4,632	$14,585
Custodial administration fees	10,847	5,437
Total revenues	15,479	20,022
Transaction-based expenses:
Transaction-based expenses	(19)	(132)
Total revenues, less transaction-based expenses	15,460	19,890
Operating expenses:
Compensation and benefits	25,762	43,640
Professional services	2,736	3,518
Acquisition-related transaction costs	—	3,706
Advertising and market development	677	1,504
Rent and occupancy	1,326	1,566
Technology and communications	3,390	2,023
General and administrative	2,748	1,602
Depreciation and amortization	1,789	1,082
Total operating expenses	38,428	58,641
Operating loss	(22,968)	(38,751)
Interest and other income (expenses):
Interest income	1,509	21
Change in fair value of warrant liabilities	168	(25,959)
Other income (expenses), net	215	388
Total interest income and other income (expenses)	1,892	(25,550)
Loss before provision for income taxes	(21,076)	(64,301)
Provision for income taxes	185	123
Net loss	(21,261)	(64,424)
Net loss attributable to noncontrolling interest	(73)	—
Net loss attributable to Forge Global Holdings, Inc.	$(21,188)	$(64,424)
Net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	$(0.12)	$(0.98)
Diluted	$(0.12)	$(0.98)
Weighted-average shares used in computing net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	171,816,522	66,007,461
Diluted	171,816,522	66,007,461
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2023	2022
Net loss	$(21,261)	$(64,424)
Foreign currency translation adjustment	228	—
Comprehensive loss	(21,033)	(64,424)
Less: Comprehensive income attributable to noncontrolling interest	18	—
Comprehensive loss attributable to Forge Global Holdings, Inc.	$(21,051)	$(64,424)

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(In thousands of U.S. dollars, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	172,560,916	$18	$509,094	$(190,418)	$693	$6,074	$325,461
Issuance of common stock upon release of restricted stock units	—	—	1,464,968	(*)	(*)	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(326,812)	(*)	(557)	—	—	—	(557)
Issuance of common stock upon exercise of vested options	—	—	117,215	(*)	61	—	—	—	61
Repurchase of early exercised stock options	—	—	(8,132)	(*)	—	—	—	—	—
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	131	—	—	—	131
Stock-based compensation expense	—	—	—	—	7,401	—	—	—	7,401
Net loss	—	—	—	—	—	(21,188)	—	(73)	(21,261)
Foreign-currency translation adjustment	—	—	—	—	—	—	137	91	228
Balance as of March 31, 2023	—	$—	173,808,155	$18	$516,130	$(211,606)	$830	$6,092	$311,464
(*) amount less than 1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	23,668,198	$246,056	20,269,864	$ (*)	$25,919	$(78,559)	$—	$—	$(52,640)
Retroactive application of recapitalization (Note 3)	50,245,951	—	43,031,139	5	(5)	—	—	—	—
Unissued common stock (1)	—	—	(210,302)	—	—	—	—	—	—
Balance as of December 31, 2021	73,914,149	246,056	63,090,701	5	25,914	(78,559)	—	—	(52,640)
Pre-close issuance of common stock upon exercise of vested options	—	—	190,505	(*)	102	—	—	—	102
Pre-close issuance of common stock upon exercise of unvested options	—	—	4,472	(*)	—	—	—	—	—
Pre-close issuance of common stock for services	—	—	62,952	(*)	621	—	—	—	621
Conversion of preferred stock to common stock	(73,914,149)	(246,056)	73,914,149	7	246,049	—	—	—	246,056
Conversion of May 2020 and October 2020 preferred stock warrants of Legacy Forge to common stock warrants	—	—	—	—	2,949		—	—	2,949
Settlement of promissory notes	—	—	—	2	4,205	—	—	—	4,207
Issuance of common stock upon Merger (net of redemptions), including PIPE and A&R FPA investors, net of transaction cost of 58,673	—	—	31,961,047	3	140,808	—	—	—	140,811
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	409	—	—	—	409
Share-based compensation expense	—	—	—	—	7,948	—	—	—	7,948
Net loss	—	—	—	—	—	(64,424)	—	—	(64,424)
Balance as of March 31, 2022	—	$—	169,223,826	$17	$429,005	$(142,983)	$—	$—	$286,039
(*) amount less than 1
(1) This amount represents shares that were not issued upon the closing of the Business Combination as a result of a shareholder’s demand for appraisal rights. These shares were issued to the shareholder during the year ended December 31, 2022 after the statutory period to perfect such rights lapsed. See Note 1, "Organization and Description of Business", for additional information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(21,261)	$(64,424)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Share-based compensation	7,401	8,522
Depreciation and amortization	1,789	1,083
Transaction expenses related to the Merger	—	3,132
Amortization of right-of-use assets	845	1,056
Loss on impairment of long lived assets	536	265
Allowance for doubtful accounts	122	302
Change in fair value of warrant liabilities	(168)	25,959
Settlement of related party promissory notes (Note 3)	—	5,517
Changes in operating assets and liabilities:
Accounts receivable	135	2,017
Prepaid expenses and other assets	2,446	(918)
Accounts payable	(1,377)	861
Accrued expenses and other liabilities	(403)	(741)
Accrued compensation and benefits	(6,731)	(11,606)
Operating lease liabilities	(1,049)	(1,202)
Net cash used in operating activities	(17,715)	(30,177)
Cash flows from investing activities:
Purchases of property and equipment	(71)	(11)
Capitalized internal-use software development costs	—	(1,681)
Net cash used in investing activities	(71)	(1,692)
Cash flows from financing activities:
Proceeds from the Merger	—	7,865
Proceeds from PIPE investment and A&R FPA investors	—	208,000
Payments for offering costs	—	(56,379)
Proceeds from exercise of options, including proceeds from repayment of promissory notes	61	105
Taxes withheld and paid related to net share settlement of equity awards	(557)	—
Net cash (used in) provided by financing activities	(496)	159,591
Effect of changes in currency exchange rates on cash and cash equivalents	228	—
Net (decrease) increase in cash and cash equivalents	(18,054)	127,722
Cash, cash equivalents and restricted cash, beginning of the period	194,965	76,404
Cash, cash equivalents and restricted cash, end of the period	$176,911	$204,126

Reconciliation of cash, cash equivalents and restricted cash to the amounts reported within the consolidated balance sheets
Cash and cash equivalents	$175,268	$202,502
Restricted cash	1,643	1,624
Total cash, cash equivalents and restricted cash, end of the period	$176,911	$204,126

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases not yet paid	$—	$95
Capitalized internal-use software development costs accrued and not yet paid	—	360
Reclassification of deferred offering costs to equity	—	5,923
Conversion of preferred stock	—	246,049
Conversion of May 2020 and October 2020 preferred stock warrants of Legacy Forge to common stock warrants	—	2,949
Non-cash assets acquired in the Merger	—	193
Warrants issued in connection with A&R FPA	—	3,080
Assumption of merger warrants liability	—	13,983
Vesting of early exercised stock options and restricted stock awards	131	409
Issuance of common stock upon settlement of related party promissory notes	—	4,207
Early exercise of stock options upon settlement of related party promissory notes	—	1,310
Deferred offering cost accrued and not yet paid	—	473
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Forge Global Holdings, Inc. (the “Company” and f/k/a Motive Capital Corp) is a financial services platform headquartered in San Francisco, California. The Company offers a trusted trading platform, proprietary data and insights to inform investment strategies, along with custody services to help companies, shareholders, institutions and accredited investors confidently navigate and transact in the private market. The Company's scaled and integrated business model is at the nexus of the private market ecosystem, which it believes creates a sustaining competitive advantage fueling its clients' participation in the private market and the Company's growth.
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
The Merger was accounted for as a reverse recapitalization with Legacy Forge being the accounting acquirer and MOTV as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Legacy Forge and its wholly owned subsidiaries as if Legacy Forge is the predecessor to the Company. The shares and net loss per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio (the "Exchange Ratio") as established by the Merger Agreement (each outstanding share of Legacy Forge Class A common stock was exchanged for approximately 3.122931 shares of the Company’s common stock, including all shares of Legacy Forge preferred stock, which were converted to shares of Legacy Forge's Class A common stock immediately prior to the Merger). See Note 3, “Recapitalization,” for additional information.
Forge Europe GmbH
In September 2022, the Company and Deutsche Börse Aktiengesellschaft (“DBAG,” a German company and together with the Company, the “Investors”) formed an entity, Forge Europe GmbH (“Forge Europe”), to further expand the Company’s business in the European market. Upon formation, the Investors contributed to Forge Europe an aggregate cash amount of $14.1 million (the “Cash Consideration”) and certain of the Company’s intangible assets (the “Noncash Consideration”). $4.6 million of the Cash Consideration was contributed by the Company and $9.5 million was contributed by DBAG. The Company has a majority ownership interest in Forge Europe and accounts for Forge Europe as a fully consolidated subsidiary. The remaining interest, held by DBAG (a related party of the Company), is reported as a noncontrolling interest in the unaudited condensed consolidated financial statements.
Upon initial consolidation, Forge Europe did not have any assets other than the $14.1 million transferred as Cash Consideration and the intangible assets contributed as Noncash Consideration with zero carrying value. Accordingly, the Cash Consideration contributed by DBAG as the noncontrolling interest holder of DBAG was in excess of its share of Forge Europe’s net assets, and the excess was recognized in additional paid-in capital upon consolidation of Forge Europe in the unaudited condensed consolidated statements of changes in stockholders' equity.
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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the normal course of business, the Company has transactions with various investment entities. In certain instances, the Company provides investment advisory services to pooled investment vehicles (each, an “Investment Fund”). The Company does not have discretion to make any investment, except for the specific investment for which an Investment Fund was formed. The Company performs an assessment to determine (a) whether the Company’s investments or other interests will absorb portions of a variable interest entity’s expected losses or receive portions of the entity’s expected residual returns and (b) whether the Company’s involvement, through holding interests directly or indirectly in the entity would give it a controlling financial interest. The Company consolidates entities in which it, directly or indirectly, is determined to have a controlling financial interest. Consolidation conclusions are reviewed quarterly to identify whether any reconsideration events have occurred. There have been no changes to the Company's significant accounting policies described in the audited consolidated financial statements for the year ended December 31, 2022, that have had a material impact on these unaudited condensed consolidated financial statements and related notes. See Note 9, "Off Balance Sheet Items", for additional information.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 and accompanying notes are unaudited. These unaudited interim condensed consolidated financial statements (the "unaudited condensed consolidated financial statements") have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2022 (the “audited consolidated financial statements”) that was included in the Company’s Annual Report on Form 10-K filed on March 1, 2023, which provides a more complete discussion of the Company’s accounting policies and certain other information. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2023 and its condensed consolidated results of operations and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023 or any other future interim or annual periods.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, collectability of accounts receivable, the fair value of financial assets and liabilities, the fair value of assets acquired and liabilities assumed in business combinations, the fair value of consideration paid for business combinations, the useful lives of acquired intangible assets and property and equipment, the impairment of long-lived assets and goodwill, the fair value of warrants, equity awards and share-based compensation expenses, including the determination of the fair value of the Company’s common stock prior to the Business Combination and the derived service period for the awards containing market-based vesting conditions, and the valuation of deferred tax assets. These estimates are inherently subjective in nature and, therefore, actual results may differ from the Company’s estimates and assumptions. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Further, the Company applies judgment in determining whether, directly or indirectly, it has a controlling financial interest in the Investment Funds, in order to conclude whether any of the Investment Funds must be consolidated.
The Company believes the estimates and assumptions underlying the unaudited condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2023. These estimates may change as new events occur and additional information is obtained, and related financial impacts will be recognized in the Company’s consolidated financial statements as soon as those events become known.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company determined that recent developments in domestic and global economies, including significant market volatilities, interest rate increases, and the decline in the market value of the Company's stock, which commenced prior to March 31, 2023, represent indicators that the Company's long-lived assets may be impaired. Accordingly, the Company carried out an impairment test of its long-lived assets pursuant to ASC 360 - Property, Plant, and Equipment, whereby a quantitative assessment was performed to determine whether its long-lived assets were recoverable. The Company's long-lived assets represent a single group of assets that individually are not independent from the cash flows of other assets. The Company determined that the carrying amount of its long-lived assets did not exceed the sum of the undiscounted cash flows expected to result from the use of these assets, thus, its long-lived assets were recoverable as of March 31, 2023. As a result, no impairment loss was recorded for the long-lived assets.
Goodwill and Other Intangible Assets, Net
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but is tested for impairment annually on October 1, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. The Company's 2022 annual goodwill impairment test resulted in no goodwill impairment.
Additionally as of March 31, 2023, the Company performed a goodwill impairment test as a result of the events and circumstances previously discussed. The Company has one reporting unit. In determining the fair value of the reporting unit in accordance with ASC 350 - Intangibles - Goodwill and Other, the Company performed a quantitative assessment of goodwill as of March 31, 2023 using the income approach in combination with sensitivity analysis and reconciliations to market capitalization. The fair value of the reporting unit exceeded its carrying value. As a result, no impairment loss was recorded for goodwill.
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
Accounts Receivable, Net
Accounts receivable consist of amounts billed and currently due from customers, which are subject to collection risk. The total allowance for doubtful accounts netted against account receivables was $1.0 million and $0.9 million as of March 31, 2023 and December 31, 2022, respectively.
Concentration of Credit Risks
The Company’s exposure to credit risk associated with its contracts with holders of private company equity (“sellers”) and investors (“buyers”) related to the transfer of private securities is measured on an individual counterparty basis. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, the Company’s exposure is monitored in light of changing counterparty and market

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
conditions. As of March 31, 2023 and December 31, 2022, the Company did not have any material concentrations of credit risk outside the ordinary course of business.
As of March 31, 2023 and December 31, 2022, no customers accounted for more than 10% of the Company’s accounts receivable. No customer accounted for more than 10% of total revenue, less transaction-based expenses for the three months ended March 31, 2023 and 2022.
Revenue Recognition
Contract Balances
Contract assets represent amounts for which the Company has recognized revenue for contracts that have not yet been invoiced to our customers. The Company does not have any contract assets as of March 31, 2023 and December 31, 2022. Contract liabilities consist of deferred revenue, which relates to amounts invoiced in advance of performance under a revenue contract. The total contract liabilities of $0.4 million and $0.4 million as of March 31, 2023 and December 31, 2022, respectively, related to advance billings for data subscriptions, recorded in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. The Company recognized $0.2 million of revenue during the three months ended March 31, 2023 that was included in deferred revenue recorded in accrued expenses and other current liabilities at December 31, 2022.
Revenue by Geographic Location
For the three months ended March 31, 2023 and 2022, revenue outside of the United States (including U.S. territories), based on customer billing address, was $0.9 million, and $3.1 million, respectively.
3. Recapitalization
As discussed in Note 1, "Organization and Description of Business," on the Closing Date, Legacy Forge completed the acquisition of MOTV and acquired 100% of MOTV’s shares and Legacy Forge received gross proceeds of $216.4 million, which includes $7.9 million in proceeds from MOTV's trust and bank accounts, net of redemptions, $68.5 million in proceeds from the PIPE Investment (as defined below), and $140.0 million in proceeds from the A&R FPA (as defined below). The Company recorded $61.8 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Merger, of which $58.7 million was related to common stock issued during the Merger and was recorded as a reduction to additional paid-in capital. The remaining $3.1 million was related to issuance of Public and Private Placement Warrants, including warrants issued to A&R FPA investors, and was expensed immediately upon consummation of the Merger as acquisition-related transaction cost in the unaudited condensed consolidated statements of operations. The cash outflows related to these costs were presented as financing activities in the Company’s unaudited condensed consolidated statements of cash flows. Deferred offering costs were offset against proceeds upon accounting for the consummation of the Merger. In addition, upon closing of the Merger, certain executives received a one-time transaction bonus for an aggregate amount of $17.7 million, of which $12.2 million was to be paid to the executives in cash, and the remaining amount $5.5 million was offset against outstanding promissory notes that were due from these executives as of the Closing Date. The transaction bonus was included in compensation and benefits in the unaudited condensed consolidated statements of operations for the three months March 31, 2022. See Note 10, "Capitalization", for additional information.
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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$117,280	$—	$—	$117,280
Payment-dependent notes receivable, current(1)	2	—	—	2
Payment-dependent notes receivable, non-current	—	—	5,830	5,830
Total financial assets	$117,282	$—	$5,830	$123,112
Payment-dependent notes payable, current(2)	$2	$—	$—	$2
Payment-dependent notes payable, non-current	—	—	5,830	5,830
Legacy Forge warrant liabilities	—	—	247	247
Private placement warrants	—	—	190	190
Total financial liabilities	$2	$—	$6,267	$6,269

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$149,139	$—	$—	$149,139
Payment-dependent notes receivable, current(1)	5	—	—	5
Payment-dependent notes receivable, non-current	—	—	7,371	7,371
Total financial assets	$149,144	$—	$7,371	$156,515
Payment-dependent notes payable, current(2)	$5	$—	$—	$5
Payment-dependent notes payable, non-current	—	—	7,371	7,371
Legacy Forge warrant liabilities	—	—	384	384
Private placement warrants	—	—	222	222
Total financial liabilities	$5	$—	$7,977	$7,982
(1) Included in Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
(2) Included in Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
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
The Company estimates fair values of payment-dependent notes receivable and payment-dependent notes payable utilizing completed transactions made through the Company’s platform for the relevant private securities as well as mutual fund valuations of private companies as relevant data inputs.
Legacy Forge Warrant Liabilities
The Company's Legacy Forge warrant liabilities consisted of warrants to purchase Series B-1 preferred stock or subsequent round stock (the "Series B-1 Preferred Stock Warrants") and Junior Preferred Stock Warrants (as defined below). The Company used a hybrid method that incorporates the Black-Scholes option-pricing model and an adjusted backsolve model to estimate the fair value of the Legacy Forge warrant liabilities through June 30, 2022. Subsequent to June 30, 2022, the Company used a binomial lattice model in a risk-neutral framework to value Legacy Forge warrant liabilities. See Note 11, "Warrants", for additional information.
Subsequent to the Merger, the Series B-1 Preferred Stock Warrants and Junior Preferred Stock Warrants were converted to common stock warrants. As a result, the Series B-1 Preferred Stock Warrants were remeasured at fair value prior to the conversion resulting in a change in fair value of $0.1 million for the three months ended March 31, 2022, which was recognized as a component of change in fair value of warrant liabilities within the unaudited condensed consolidated statements of operations, and subsequently settled in additional paid-in capital as a result of the conversion to equity-classified common stock warrants. The Junior Preferred Stock Warrants were remeasured at fair value prior to the conversion to common stock warrants, which did not result in a change in fair value as of the conversion date. These warrants remained liability-classified after the conversion into the common stock warrants as the Company's obligation with respect to these warrants is capped at a fixed monetary amount and may be settled in a variable number of common shares. The Legacy Forge warrant liabilities were remeasured at fair value as of March 31, 2023 which resulted in a $0.1 million gain for the three months ended March 31, 2023.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company estimated the fair value of the Legacy Forge warrant liabilities, as of March 31, 2023 and December 31, 2022, respectively, using the following key assumptions:

	March 31, 2023	December 31, 2022
Fair value of underlying securities	$1.75	$1.73
Expected term (years)	2.6	2.9
Expected volatility	40.4%	46.1%
Risk-free interest rate	3.9%	4.2%
Expected dividend yield	0.0%	0.0%

Fair value per warrant	$0.09	$0.15
Private Placement Warrants
The Company classifies the Private Placement Warrants within Level 3, because significant unobservable inputs are used to estimate fair value. To estimate the fair value of Private Placement Warrants, the Company used a binomial lattice model in a risk-neutral framework. The significant assumptions used in the analysis were the trading price of the Company’s Common Stock as of March 31, 2023 and December 31, 2022, respectively, using the following key assumptions:

	March 31, 2023	December 31, 2022
Fair value of underlying securities	$1.75	$1.73
Expected term (years)	4.0	4.2
Expected volatility	44.2%	44.6%
Risk-free interest rate	3.7%	4.1%
Expected dividend yield	0.0%	0.0%

Fair value per warrant	$0.03	$0.03
Transfers Into and Out of Level 3
The Company transfers financial instruments out of Level 3 on the date when underlying input parameters are readily observable from existing market quotes. For Payment-dependent notes payable and receivable, transfers from Level 3 to Level 1 generally relate to a company going public and listing on a national securities exchange. During the three months ended March 31, 2023, and 2022 there were no transfers of securities into or out of Level 3.
The following tables provide reconciliation for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for three months ended March 31, 2023 and 2022 (in thousands):

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2022	$7,371	$7,977
Change in fair value of payment-dependent notes receivable	(1,541)	—
Change in fair value of payment-dependent notes payable	—	(1,541)
Change in fair value of Junior Preferred Stock Warrants	—	(137)
Change in fair value of Private Placement Warrants	—	(32)
Balance as of March 31, 2023	$5,830	$6,267

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2021	$13,453	$21,297
Change in fair value of payment-dependent notes receivable	1,522	—
Change in fair value of payment-dependent notes payable	—	1,522
Change in fair value of Series B-1 Preferred Stock warrant liability	—	106
Settlement of Series B-1 Preferred Stock Warrant Liability via conversion to equity-classified common stock warrants	—	(2,950)
Balance as of March 31, 2022	$14,975	$19,975
5. Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid insurance	$1,636	$3,250
Prepaid software	1,293	1,406
Other prepaid expenses	1,315	1,546
Other current assets	1,638	2,177
Prepaid expenses and other current assets	$5,882	$8,379
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Computer equipment	$66	$66
Furniture and fixtures	444	426
Leasehold improvements	437	387
Total property and equipment	$947	$879
Less: accumulated depreciation	(574)	(520)
Property and equipment, net	$373	$359
The Company recorded depreciation expense related to property and equipment of less than $0.1 million for each of the three months ended March 31, 2023 and 2022.
As of March 31, 2023 and December 31, 2022, long-lived assets located outside of the United States were not material.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Internal-Use Software, Net
Capitalized internal-use software consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Capitalized internal-use software	$9,063	$9,605
Less: Accumulated amortization	(2,694)	(1,965)
Total capitalized internal-use software	$6,369	$7,640
For the three months ended March 31, 2023 and 2022, the Company recorded amortization expense on capitalized internal-use software placed in service of $0.7 million and less than $0.1 million, respectively. For the three months ended March 31, 2023, the Company recorded an impairment loss of $0.5 million, related to the capitalized costs of internally developed software, included in general and administrative expense within the unaudited condensed consolidated statements of operations.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued professional services	$1,394	$1,299
Accrued taxes and deferred tax liabilities	954	1,006
Common stock unvested liability	453	589
Other current liabilities	3,083	3,527
Total	$5,884	$6,421
6. Goodwill and Intangible Assets, Net
The Company determined that recent developments in domestic and global economies, including significant market volatilities, interest rate increases, and the decline in the market value of the Company's stock, which commenced prior to March 31, 2023, represent indicators that its long-lived assets may be impaired. Accordingly, the Company carried out an interim impairment test of its long-lived assets pursuant to ASC 360 - Property, Plant, and Equipment, whereby a quantitative assessment was performed to determine whether its long-lived assets were recoverable. The Company's long-lived assets represent a single group of assets that individually are not independent from the cash flows of other assets. The Company determined that the carrying amount of its long-lived assets did not exceed the sum of the undiscounted cash flows expected to result from the use of these assets, thus, its long-lived assets were recoverable as of March 31, 2023. As a result, no impairment loss was recorded for the long-lived assets.
Additionally, as of March 31, 2023, the Company performed an interim goodwill impairment test as a result of the events and circumstances previously discussed. The Company has one reporting unit. In determining the fair value of the reporting unit in accordance with ASC 350 - Intangibles - Goodwill and Other, the Company performed a quantitative assessment of goodwill as of March 31, 2023 using the income approach in combination with sensitivity analysis and reconciliations to market capitalization. The fair value of the reporting unit exceeded its carrying value. As a result, no impairment loss was recorded for goodwill.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The components of intangible assets and accumulated amortization are as follows (in thousands):

	As of March 31, 2023
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	1.6 years	$13,200	$(8,732)	$4,468
Customer relationships	5.9 years	7,507	(2,929)	4,578
Trade name	0.0 years	320	(320)	—
Launched in-process research and development assets	3.5 years	960	(288)	672
Total finite-lived intangible assets		$21,987	$(12,269)	$9,718
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total intangible assets		$24,211	$(12,269)	$11,942

	As of December 31, 2022
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Developed technology	1.8 years	$13,200	$(8,035)	$5,165
Customer relationships	6.1 years	7,507	(2,677)	4,830
Trade name	0.0 years	320	(320)	—
Launched in-process research and development assets	3.7 years	960	(240)	720
Total finite-lived intangible assets		$21,987	$(11,272)	$10,715
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total intangible assets		$24,211	$(11,272)	$12,939
Amortization expense related to finite-lived intangible assets for the three months ended March 31, 2023 and 2022 was $1.0 million and $0.9 million, respectively, and was included in depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations.
The table below presents estimated future amortization expense for finite-lived intangible assets as of March 31, 2023 (in thousands):

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amount
Remainder of 2023	$2,971
2024	3,462
2025	802
2026	754
2027	610
Thereafter	1,119
Total	$9,718
7. Leases
The Company leases real estate for office space under operating leases.
As of March 31, 2023, the remaining lease terms varied from 0.5 years to 2.8 years. For certain leases, the Company has an option to extend the lease term for a period of 3 years. This renewal option is not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.
Operating lease expense, included in rent and occupancy in the unaudited condensed consolidated statements of operations, for the three months ended March 31, 2023 and 2022 was $0.9 million and $1.1 million, respectively. Variable lease payments for the three months ended March 31, 2023 and 2022 was $0.4 million and immaterial, respectively. Sublease income of $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, was included in other income, net in the unaudited condensed consolidated statements of operations.
As of March 31, 2023 and December 31, 2022, the weighted-average remaining lease term was 2.4 and 2.6 years, respectively. As of March 31, 2023 and December 31, 2022, the weighted-average discount rate was 6.0%.
Future undiscounted lease payments under operating leases as of March 31, 2023 were as follows (in thousands):

	Lease Payment Obligation	Sublease Income	Net Lease Obligation
Remainder of 2023	$3,070	$(542)	$2,528
2024	2,134	(360)	1,774
2025	1,619	(210)	1,409
2026	—	—	—
2027	—	—	—
Total undiscounted lease payments	$6,823	$(1,112)	$5,711
Less: imputed interest	(434)
Present value of future lease payments	6,389
Less: operating lease liabilities, current	3,352
Operating lease liabilities, noncurrent	$3,037
As of March 31, 2023, the Company did not have any additional significant lease contracts that had not yet commenced.
During the three months ended March 31, 2022, the Company ceased using one of its leased office spaces and made a decision to sublease this space to a third party. The sublease agreement was signed in April 2022. Based on the terms of the sublease agreement, the Company determined that the right-of-use asset related to this office space is impaired, and recorded an impairment loss of $0.3 million for the three months ended March 31, 2022 in rent and occupancy in the unaudited condensed consolidated statements of operations. There was no impairment loss for leases for the three months ended March 31, 2023.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Commitments and Contingencies
The Company is subject to claims and lawsuits in the ordinary course of business, including arbitration, class actions and other litigation, some of which include claims for substantial or unspecified damages. The Company is also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. The Company reviews its lawsuits, regulatory inquiries and other legal proceedings on an ongoing basis and provides disclosures and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management’s best estimate when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If no amount within the range is considered a better estimate than any other amount, an accrual for losses is recorded based on the bottom amount of the range. Accrual for loss contingencies are recorded in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets and expensed in general and administrative expenses in our unaudited condensed consolidated statements of operations. The Company monitors these matters for developments that would affect the likelihood of a loss and the accrued amount, if any, and adjusts the amount as appropriate.
Legal Proceedings
On January 7, 2022, Erika McKiernan, in her capacity as Stockholder Representative for the former stockholders of SharesPost, filed a lawsuit against the Company in the Court of Chancery of the State of Delaware, asserting claims in connection with the Agreement and Plan of Merger, dated as of May 10, 2020, by and among the Company, SharesPost, Thanksgiving Merger Sub, Inc., and Erika McKiernan as the Stockholder Representative, as amended on November 6, 2020 (the "SharesPost Merger Agreement”). In general, the complaint asserts breaches of the SharesPost Merger Agreement and seeks declaratory judgements establishing those breaches. On February 24, 2022, the Company filed its Answer and a counterclaim denying the alleged claims. On March 9, 2022, SharesPost submitted its Reply denying the Company's counterclaim and the majority of the Company's allegations. In August 2022, SharesPost filed an Amended Complaint adding the public company parent, Forge Global Holdings, Inc. as a party to the action. The Company believes the claims are without merit and intends to defend itself vigorously. The Company is unable to predict the outcome, nor the amount of time and expense that will be required to resolve this action. At this juncture, the Company does not believe this action will have a material adverse impact on its operations or financial position. No provision for a loss contingency has been recorded as the amount of losses, if any, is not estimable as of March 31, 2023.
On March 29, 2023, the Company was named as a defendant in a lawsuit brought by an alleged former warrant holder of the Company, in a case captioned Alta Partners, LLC v. Forge Global Holdings, Inc., No. 1:23-cv-2647 in the United States District Court for the Southern District of New York. Plaintiff’s allegations include breaches of the Warrant Agreement dated December 15, 2020, breach of the implied covenant of good faith and fair dealing, and violation of Section 11 of the Securities Act of 1933. Plaintiff’s complaint seeks, among other things, an award of money damages. The Company believes the claims are without merit and intends to defend itself vigorously. The Company is unable to predict the outcome, nor the amount of time and expense that will be required to resolve this action. No provision for a loss contingency has been recorded as the amount of losses, if any, is not estimable as of March 31, 2023.
As of March 31, 2023 the Company had a receivable of $1.6 million in prepaid expenses and other current assets on the consolidated balance sheets, which it expects to collect from the escrow related to the acquisition of IRA Services, Inc. Certain additional claims were filed against this escrow and, per a ruling in January 2023, one of these claims is likely to proceed to trial. Despite this development, the Company believes the claim is not expected to have a significant impact on the likelihood of collecting the aforementioned receivable.
401(k) Plan
The Company has established a tax-qualified retirement plan under Section 401(k) of the Internal Revenue Code for all of its U.S. employees, including executive officers, who satisfy certain eligibility requirements, including requirements relating to age and length of service. The Company matches 2% of every dollar contributed to the plan by employees, including executive officers, up to a maximum of $5.8 thousand. During the three months ended March 31, 2023 and 2022, the Company recorded 401(k) contribution expense related to the defined contribution plan of $0.2 million and $0.4 million, respectively, in compensation and benefits in the unaudited condensed consolidated statements of operations.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Non-Cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for its operating leases, software products, and services. As of March 31, 2023, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer, excluding operating lease obligations (See Note 7, "Leases," for additional information) as follows:

Amount
Remainder of 2023	$4,842
2024	1,947
2025	1,993
2026	2,203
2027	1,253
Thereafter	—
Total	$12,238
9. Off Balance Sheet Items
Forge Global Advisors LLC ("Forge Advisors"), a wholly owned subsidiary of the Company and an investment adviser registered under the Investment Advisers Act of 1940, as amended, advises investment funds, each of which are organized as a series of Forge Investments LLC and segregated portfolio companies of Forge Investments SPC and Forge Investments II SPC (such investment funds and portfolio companies individually and collectively referred to as “Investment Funds”). The Investment Funds are each formed for the purpose of investing in securities relating to a single private company and are owned by different investors. Effective January 1, 2023, Forge Advisors serves as the manager of the Forge Investments LLC series Investment Funds. Prior to January 1, 2023, the Forge Investments LLC series Investment Funds were managed by a third-party fund administrator. The Company utilizes a third-party fund administrator to manage the Forge Investments SPC and Forge Investments II SPC Investment Funds. The Company has no ownership interest nor participation in the gains or losses of the Investment Funds. The Company does not consolidate Forge Investments LLC, Forge Investments SPC, Forge Investments II SPC, or any of the Investment Funds, because the Company has no direct or indirect interest in the Investment Funds and the amount of expenses the Company pays on behalf of the Investment Funds are not significant to the entities. Investors in the Investment Funds do not have any recourse to the assets of the Company.
While not contractually required, Forge Advisors may, at its sole discretion, absorb certain expenses on behalf of the Investment Funds. Transaction-based expenses include fund insurance and fund management expenses and are recorded in transaction-based expenses in the unaudited condensed consolidated statements of operations. Audit and accounting related services are recorded in professional services in the unaudited condensed consolidated statements of operations. Transaction-based expenses of zero and $0.1 million and professional services expenses of $0.4 million and $0.5 million were recognized in the unaudited condensed consolidated statements of operations during the three months ended March 31, 2023 and 2022, respectively.
10. Capitalization
Common Stock
Prior to the Merger, Legacy Forge was authorized to issue up to 257,968,554 shares of its capital stock, of which 171,153,360 shares were designated as Class AA common stock.
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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As of March 31, 2023, the Company had authorized 2,000,000,000 and 100,000,000 shares of common stock and preferred stock respectively, and the Company had 173,808,155 shares of common stock and no shares of preferred stock issued and outstanding.
Settlement of Nonrecourse Related-Party Promissory Notes
In connection with the Merger, the Company entered into a loan offset agreement with certain executives (the “Loan Offset Agreement”) as a result of outstanding promissory notes that were due from these executives as of the Closing Date. As a result of the Loan Offset Agreement, the Company agreed to offset the after-tax value of the transaction bonus that the executives received in connection with the Merger (see Note 3, "Recapitalization", for additional information) against the entire outstanding balance of the nonrecourse promissory notes, including any unpaid interest, as of one day immediately prior to the closing of the Merger. The total amount of outstanding promissory notes that were offset against the transaction bonus was $5.5 million, which included $1.3 million related to unvested shares included in the accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. The related bonus expense was recorded as compensation and benefits in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2022.
11. Warrants
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
Prior to the Merger, the May 2020 Warrants and October 2020 Warrants were classified as Warrant liabilities in Legacy Forge's consolidated balance sheets. Legacy Forge remeasured the May 2020 Warrants and October 2020 Warrants at each balance sheet date to their fair value (See Note 4, "Fair Value Measurements", for additional information). Subsequent to the Merger, the May 2020 Warrants and October 2020 Warrants were converted to Legacy Forge's common stock warrants. As a result, the May 2020 Warrants and October 2020 Warrants were adjusted to fair value prior to the conversion, and then settled in additional paid-in capital as a result of the conversion to equity-classified common stock warrants. During the three months ended March 31, 2022 the Company recorded fair value adjustments of $0.1 million for the May 2020 Warrants and October 2020 Warrants, respectively, in change in fair value of warrant liabilities in the Company’s unaudited condensed consolidated statements of operations.

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
Prior to the Merger, the warrants were classified as a liability in the unaudited condensed consolidated balance sheets. The Company remeasures the warrants at each balance sheet date using a hybrid method (See Note 4, "Fair Value Measurements", for additional information). Subsequent to the Merger, the Junior Preferred Stock Warrants were converted into the Company's common stock warrants. As a result, the Junior Preferred Stock Warrants were adjusted to fair value prior to conversion and remain classified as a liability, as the Company's obligation with respect to these warrants is capped at a fixed monetary amount of $5.0 million and may be settled in a variable number of common shares.
The Company recorded changes in the fair value of the Junior Preferred Stock Warrants, that were converted to warrants to purchase common stock, of $0.1 million as change in fair value of warrant liabilities in the Company's unaudited condensed consolidated statements of operations during the three months ended March 31, 2023. There was no change in fair value of warrant liabilities for the three months ended March 31, 2022.
Public Warrants and Private Placement Warrants
As the accounting acquirer, Legacy Forge is deemed to have assumed 7,386,667 warrants for Class A common stock that were held by Motive Capital Funds Sponsor, LLC (the “Sponsor”) at an exercise price of $11.50 ("Private Placement Warrants"), 13,799,940 Class A common stock warrants held by MOTV's shareholders at an exercise price of $11.50 ("Public Warrants"), and 4,666,664 Public Warrants at an exercise price of $11.50 that were issued in connection with the A&R FPA that was consummated upon the Closing Date. The warrants are exercisable subject to the terms of the warrant agreement, including but not limited to, the Company having an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"), covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. The warrants expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation. All of the Private Placement Warrants are still outstanding as of March 31, 2023.
Subsequent to the Merger, the Private Placement Warrants and Public Warrants met liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement Warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to the entity's own stock. Therefore, these warrants are classified as liabilities on the unaudited condensed consolidated balance sheets.
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
In connection with the Redemption, 1,994,790 Public Warrants were exercised at an exercise price of $11.50 per share of common stock, for an aggregate of 1,994,790 shares. Total cash proceeds generated from such exercises were $22.9 million. The change in the fair value of warrant liabilities was recorded through the date of exercise as a change in fair value of warrant liabilities within the unaudited condensed consolidated statements of operations. Additionally, the fair value of the warrant liability as of the exercise date of $0.7 million was reclassified to additional paid-in capital within the unaudited condensed consolidated balance sheets.
On July 11, 2022, the remaining 16,471,814 Public Warrants still outstanding were redeemed at a price of $0.01 per Public Warrant for an aggregate cash payment from the Company of $0.2 million. On July 11, 2022, the Public Warrants were delisted from the NYSE.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. Share-Based Compensation
Prior Stock Plan
In March 2018, Legacy Forge adopted its 2018 Equity Incentive Plan (as amended from time to time, the“2018 Plan”), which provides for grants of share-based awards, including stock options and restricted stock awards, and other forms of share-based awards. The 2018 Plan was terminated in March 2022 in connection with the adoption of the 2022 Stock Option and Incentive Plan (the “2022 Plan”). Accordingly, no shares are available for future grants under the 2018 Plan following the adoption of the 2022 Plan.
2022 Stock Plan
In March 2022, prior to and in connection with the Merger, the Company adopted the 2022 Plan, which provides for grants of share-based awards, including stock options and restricted stock units (“RSUs”), and other forms of share-based awards. Through March 31, 2023, the Company has authorized 18,076,331 shares of common stock for the issuance of awards under the 2022 Plan. In addition, the number of shares of common stock reserved and available for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2023 and on each January 1 thereafter and ending on the tenth anniversary of the adoption date of the 2022 Plan, in an amount equal to (i) 3% of the outstanding number of shares of common stock of the Company on the preceding December 31, or (ii) a lesser number of shares as approved by the Company's board of directors.
2022 Employee Stock Purchase Plan
In March 2022, prior to and in connection with the Merger, the Company adopted the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). Through March 31, 2023, the Company has authorized the issuance of 5,797,609 shares of common stock under purchase rights granted to the Company's employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each year, beginning on January 1, 2023 and each January 1 thereafter until the 2022 ESPP terminates according to its terms, by the lesser of (i) 4,072,000 shares of common stock, or (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31. The Company's board of directors may determine that such increase will be less than the amount set forth in (i) and (ii) above.
Reserve for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	March 31, 2023	December 31, 2022
Warrants to purchase common stock	3,282,652	3,282,652
Stock options issued and outstanding under 2018 Plan	12,519,275	12,853,072
Shares available for grant under 2022 Plan (1)	10,784,382	4,804,751
RSUs issued and outstanding under 2022 Plan	8,860,092	10,884,476
Shares available for grant under 2022 ESPP	5,797,609	4,072,000
Outstanding Private Placement Warrants	7,386,667	7,386,667
Total shares of common stock reserved	48,630,677	43,283,618

(1) To the extent outstanding options granted under the 2018 Plan are cancelled, forfeited, or otherwise terminated without being exercised and would have been returned to the share reserve under the 2018 Plan following the closing date of the Merger, the number of shares of common stock underlying such awards will be available for future awards under the 2022 Plan.
Stock options
Stock options generally vest over four years and expire ten years from the date of grant. Vested stock options generally expire three months to five years after termination of employment. Stock option activity during the three months ended March 31, 2023 consisted of the following (in thousands, except for share and per share data):

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Stock Options	Weighted Average Exercise Price	Weighted- Average Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	12,853,072	$2.39	7.0	$7,055
Exercised	(117,215)	0.52
Cancelled/Forfeited/Expired	(216,582)	1.74
Balance as of March 31, 2023	12,519,275	$2.42	6.8	$6,847

Vested and exercisable as of March 31, 2023	6,649,871	$1.72	5.7	$5,620
There were no stock options granted during the three months ended March 31, 2023 and 2022. The total grant date fair value of stock options vested during the three months ended March 31, 2023 and 2022 was $1.3 million and $5.7 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 were $0.2 million and $5.9 million, respectively.
The Company recorded share-based compensation of $1.6 million and $7.8 million for the three months ended March 31, 2023 and 2022, respectively, related to stock options. In addition, for the three months ended March 31, 2022, the Company recognized share-based compensation expense of $0.6 million related to pre-close issuance of common stock for services.
Unrecognized share-based compensation expense for unvested stock options granted and outstanding as of March 31, 2023, is $9.4 million, which is to be recognized over a weighted-average period of 1.9 years.
Performance and Market Condition Options
In May 2021, Legacy Forge’s board of directors granted the Chief Executive Officer a performance and market condition-based option covering 3,122,931 shares of Legacy Forge's Class AA common stock with an exercise price of $3.9760 per share. The options are divided into three tranches of 1,040,979 options, 1,040,979 options, and 1,040,979 options, corresponding to the three Aggregate Exit Proceeds Thresholds (as defined below). The awards vest only upon the satisfaction of (1) certain performance conditions, which is the occurrence of an IPO, merger with a SPAC, or a secondary sale for total proceeds of at least $250.0 million and (2) market condition, which is holders of Legacy Forge's B-1 convertible preferred stock having realized (i) aggregate exit proceeds with fair market value of at least $9.94, $14.91, and $19.88 per share (the “Share Price Thresholds”); and (ii) an aggregate interest rate compounded annually which, when used as the discount rate to calculate the net present value, with respect to the occurrence of an IPO, merger with a SPAC or acquisition, that is equal to or greater than 20.0%, 30.0% and 35.0% (the “IRR Thresholds,” and together with the Share Price Thresholds, the “Aggregate Exit Proceeds Thresholds”). In the event of an IPO or a merger with a SPAC, the Aggregate Exit Proceeds Thresholds are measured on the basis of the closing price average for any trailing 20 trading day period (the “Measurement Period”) that occurs following such IPO or a merger with a SPAC, with the Measurement Period commencing upon expiration of the 180-day lock-up period following such IPO or merger with a SPAC, until the options expire or the Chief Executive Officer ceases to provide services to the Company. The options expire within 10 years less one day following the grant date. Upon consummation of the Business Combination, the performance condition was met and the Company recorded cumulative catch-up compensation expense of $4.6 million for the three months ended March 31, 2022. Total compensation expense recognized for the performance and market condition-based option during the three months ended March 31, 2023 was $0.3 million.
The Company used the Monte Carlo simulation model to determine the fair value of the options with performance and market-based vesting conditions for purposes of calculating share-based compensation expense if vesting conditions are met. The Monte Carlo simulation model incorporates the probability of satisfying performance and market conditions and uses transaction details such as stock price, contractual terms, maturity and risk-free interest rates, as well as volatility. The fair value of the performance-based stock options was $2.27 per option share estimated using the Monte Carlo simulation methodology. The unrecognized compensation expense was $0.5 million as of March 31, 2023.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Early Exercised Options
Under the 2018 Plan, certain stock option holders may have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the option holders, until the options are fully vested. As of March 31, 2023 and December 31, 2022, the cash proceeds received for unvested shares of common stock recorded within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets were $0.5 million and $0.6 million, respectively, which will be transferred to additional paid-in capital upon vesting.
Options Granted to Directors
In July 2021, Legacy Forge’s board of directors granted options to certain members of the board in connection with their services, to purchase 499,669 shares of Legacy Forge's Class AA common stock at exercise price of $5.43 per share. Subject to the option agreement, the options shall vest in full and become exercisable immediately prior to the consummation of a deemed liquidation event or SPAC transaction. The performance-based vesting condition for the options granted to certain board members was satisfied as of March 31, 2022 and the Company recorded $1.2 million of share-based compensation expense related to the options granted to certain board members.
RSUs
The Company’s RSUs are convertible into shares of the Company’s common stock upon vesting on a one-to-one basis, and generally contain time-based vesting conditions only. RSUs granted to certain executives (the “Executive Retention RSUs”) also contain market-based vesting conditions. The RSUs that contain time-based vesting conditions vest over the service period of three to four years.
RSU activity during the three months ended March 31, 2023 was as follows:

	RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	10,578,313	$10.04
Vested(1)	(1,233,277)	$19.90
Forfeited	(559,416)	$12.97
Unvested as of March 31, 2023	8,785,620	$8.47

(1) Common stock has not been issued in connection with 74,472 vested RSUs because such RSUs were unsettled as of March 31, 2023.
During the three months ended March 31, 2023 and 2022, the Company recognized share-based compensation expense of $5.8 million and zero related to all its RSUs, including Executive Retention RSUs , respectively. Future share-based compensation expense for unvested RSUs as of March 31, 2023 was $57.0 million, which is to be recognized over a weighted-average period of 2.5 years.
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
(a)in the event the Company’s stock price meets or exceeds the price of $12.50 per share during the RSU Measurement Period (defined below), the first tranche will vest immediately, and the Time Vesting Component of the second and third tranches will be accelerated by six months;

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(b)in the event the Company’s stock price meets or exceeds the price of $15.00 per share during the RSU Measurement Period (defined below), the second tranche will vest immediately, and the Time Vesting Component of the third tranche will be accelerated by an additional six months.
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
In December 2022, the Company accelerated vesting of 251,364 stock options and 210,987 Executive Retention RSUs of one of its executives in connection with the termination of his employment with the Company. During the three months ended March 31, 2023, 469,010 Executive Retention RSUs were vested. During the three months ended March 31, 2023 and 2022, the Company recognized share-based compensation expense of $1.3 million and zero related to the Executive Retention RSUs, respectively. Unrecognized share-based compensation expense for unvested Executive Retention RSUs as of March 31, 2023 was $5.1 million, which is to be recognized over a weighted-average period of 1.0 years.
13. Income Taxes
The Company’s effective tax rate from continuing operations was (0.9)% and (0.2)% for the three months ended March 31, 2023 and 2022, respectively. The Company’s full valuation allowance in the United States caused the year-to-date effective tax rate to be different from the U.S. federal statutory tax rate.
14. Net Loss per Share
The Company has one class of common stock. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period using the two-class method. The Company’s stock options, warrants, and early exercised stock options are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders because the holders of these securities do not have a contractual right to share in the Company's losses, and their effect would be antidilutive. Therefore, the net loss for the three months ended March 31, 2023 and 2022 was attributed to common stockholders only.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to Forge Global Holdings, Inc., basic	$(21,188)	$(64,424)
Net loss attributable to common stockholders, diluted	$(21,188)	$(64,424)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, basic	171,816,522	66,007,461
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, diluted	171,816,522	66,007,461
Net loss per share attributed to common stockholders:
Basic	$(0.12)	$(0.98)
Diluted	$(0.12)	$(0.98)

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following potentially dilutive shares were excluded in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	March 31, 2023	December 31, 2022
Outstanding options	12,519,275	12,853,072
Common stock and preferred stock warrants	3,282,652	3,282,652
Private Placement Warrants issued upon Merger	7,386,667	7,386,667
Common stock subject to repurchase	884,677	1,064,323
Restricted stock units	8,785,620	10,884,476
Total	32,858,891	35,471,190
15. Related Party Transactions
On September 7, 2022 the Company and DBAG formed a subsidiary, Forge Europe GmbH. DBAG is a shareholder of the Company and one of the Company's directors is affiliated with this entity. See Note 1, "Organization and Description of Business", for additional information.
Financial Technology Partners LP (“Financial Technology Partners”), a shareholder of the Company and affiliated entity of one of the Company's former directors, previously served as financial and strategic advisor to the Company on its financing, merger, and acquisition transactions. During the three months ended March 31, 2022 the Company incurred $18.3 million in fees to Financial Technology Partners, of which $17.4 million was related to common stock issued during the Merger and was recorded as a reduction to additional paid-in capital. The remaining $0.9 million was related to issuance of Public and Private Placement Warrants, including warrants issued to A&R FPA investors, and was expensed immediately upon consummation of the Merger as acquisition-related transaction cost in the unaudited condensed consolidated statements of operations. During the three months ended March 31, 2023 the Company did not have transactions with the related party.
James Herbert, II, one of the Company's directors during the three months ended March 31, 2023, through the James and Cecilia Herbert 1994 Revocable Trust, purchased 75,000 shares of the Company's common stock (for a purchase price of $0.8 million) in the PIPE Investment, concurrently and in connection with the closing of the Business Combination. Mr. Herbert's transaction was on the same terms as the other investors who purchased shares in the PIPE Investment pursuant to certain subscription agreements dated September 13, 2021. Mr. Herbert resigned from the Company's board of directors in April 2023.
Prior to the Business Combination, one of Legacy Forge's directors was also a director of Temasek Holding (Private) Limited ("Temasek"). Temasek, through its wholly-owned subsidiary, Ossa Investments Pte. Ltd, purchased 1,000,000 shares of the Company's common stock (for a purchase price of $10.0 million) in the PIPE Investment, concurrently and in connection with the closing of the Business Combination. This transaction was on the same terms as the other investors who purchased shares in the PIPE Investment pursuant to certain subscription agreements dated September 13, 2021. During the three months ended March 31, 2023, the Company did not have transactions with the related party.
The Company has entered into client engagement agreements with certain companies to serve as the exclusive transaction agent to help facilitate private purchases of shares of issuers. These companies are identified as related parties as they are holders of the Company’s common stock. The Company recognized placement fee revenue for trades executed with these companies in the unaudited condensed consolidated statements of operations. The associated revenue recognized was $0 million and $0.6 million for the three months ended March 31, 2023 and 2022.
16. Subsequent Events
On April 12, 2023, subject to approval by its stockholders, the Company's board of directors approved (i) the cancellation of the performance-based stock option to purchase up to 3,122,931 shares of the Company's common stock granted to its Chief Executive Officer in 2021 and (ii) the grant to the Chief Executive Officer of a performance-based RSU award representing the right to receive up to 2,339,030 shares of the Company’s common stock (the "CEO RSU Proposal"). The CEO RSU Proposal is described in the Company's proxy statement filed with the Securities and Exchange Commission on April 28, 2023.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On April 24, 2023, the Company's board of directors granted 8,165,189 RSUs to its employees, executives and board members with a total grant date fair value of $11.9 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provide information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read together with the unaudited condensed consolidated financial statements and related notes to those statements in this Report, as well as our audited consolidated financial statements and related notes to those statements included in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Report.
This section discusses our results of operations for the current quarter ended March 31, 2023 compared to the immediately preceding prior quarter ended December 31, 2022 as well as the corresponding quarter of the prior year ended March 31, 2022. In this Report, we are changing the basis of comparison from the corresponding quarter of the prior year to the immediately preceding prior quarter, in order to provide readers greater insight into our quarterly performance given the macroeconomic environment. We believe that quarter-over-quarter comparisons are more indicative of the current state of the business.
Unless the context otherwise requires, references in this section to "Forge," the “Company,” “we,” “us,” and “our,” refer to Forge Global Holdings, Inc. and its subsidiaries following the Business Combination (as defined below).
Business Overview
Forge is building the private market of the future - a more accessible, transparent, and liquid market for participating in private market growth. We offer a trusted trading platform, proprietary data and insights to inform investment strategies, along with custody services to help companies, shareholders, institutions and accredited investors confidently navigate and transact in the private market. Our scaled and integrated business model is at the nexus of the private market ecosystem, which we believe creates a sustaining competitive advantage fueling our clients' participation in the private market and our growth. The key solutions offered by our platform include:
•Trading Solutions — Forge Markets is our platform that connects potential investors with private company shareholders and enables them to efficiently facilitate private share transactions.
•Custody Solutions — Forge Trust is our non-depository trust company that enables clients to securely custody and manage assets through a robust and user-friendly online portal.
•Data Solutions — Forge Data is our data business that provides market participants the information and insight to confidently navigate, analyze, and make investment decisions in the private market.
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
Expanding our Relationship with Existing Customers
Our revenue has grown historically as we have introduced new products and features to our customers and as our customers have increased their usage of our platform. Additionally, we believe that our strategic evolution initiative centered around complementary solutions will further increase customer engagement. However, certain circumstances that have accelerated the growth of our business may not continue in the future. We aim to grow with our customers over time and to grow our relationship with our customers as they build and manage their wealth. Through our customer-centric and complementary solutions, we seek a future where sellers become buyers, buyers become custody account holders and account holders continue to participate in the private market. Our ability to expand our relationship with our customers is therefore an important contributor to our long-term growth.
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
•Macroeconomic Events. Customer and business behavior is impacted by the overall macroeconomic environment. Continued inflationary pressures led to monetary response measures by the Federal Reserve which increased interest rates (by 425 basis points, to 4.33%, in 2022. As of the filing of this Report, the Federal Reserve raised interest rates by another 75 basis points, to 5.08%, in 2023), and has signaled additional raises are possible, if inflation is not controlled. This is potentially leading to a buildup of systemic financial vulnerabilities and asset valuation risks across public and private equity markets, real estate, and credit. Lowered economic growth forecasts and inverted yield curves have strengthened potential recession markers of an unknown duration, which indicates a period of prolonged uncertainty. Increased volatility and liquidity risks to private equity valuations, as well as uncertainty around settlement prices for illiquid assets, have and could continue to lead to negatively impacted investor appetite and investment preferences across the alternative investment and private markets space. The ongoing military conflict between Russia and Ukraine, increased geopolitical tensions, lingering effects of the COVID-19 pandemic, and continued global supply chain disruptions, continue to affect energy and commodity prices buoying inflation and could affect both global business and individuals’ market response and behavior. Duration risk, exposure to fixed rate assets and concentrated deposits have recently made a few regional and global banks, as well as asset managers, vulnerable to rapid customer flight. This in turn has potentially increased liquidity and funding risks for public and private markets, even as financial institutions potentially tighten lending and underwriting standards.
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
Types of Buyers/Sellers
The type of client may influence our placement fee revenue. Examples of a type of client are institutional and individual clients, who may receive various placement fee rates depending on different factors. Having clients that come to our platform through external brokers or Forge Company Solutions ("FCS") programs may also impact our placement fee revenue. The mix of clients in any given period will impact our overall take rate and revenues.
Use of External Brokers and Referral Partners
When working with an external broker or partner, we share a portion of the placement fees, which are recognized in our unaudited condensed consolidated financial statements under transaction-based expenses. The mix of fees paid to external brokers and partners fluctuates each time period, which we expect to continue based on the size of our order book and our number of partners, as well as changes in the market overall.
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

Key Business Metrics
We monitor the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. The tables below reflect period-over-period changes in our key business metrics, along with the percentage change between such periods. We believe the following business metrics are useful in evaluating our business:

	Three Months Ended			QoQ		YoY
Dollars in thousands	March 31, 2023	December 31, 2022	March 31, 2022	Change	% Change	Change	% Change
TRADING BUSINESS
Trades	306	532	596	(226)	(42)%	(290)	(49)%
Volume	$128,163	$246,895	$417,961	$(118,732)	(48)%	$(289,798)	(69)%
Net Take Rate	3.6%	2.8%	3.5%	0.8%	29%	0.1%	3%
Placement fee revenues, less transaction-based expenses	$4,613	$6,816	$14,453	$(2,203)	(32)%	$(9,840)	(68)%
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

	As of			QoQ		YoY
Dollars in thousands	March 31, 2023	December 31, 2022	March 31, 2022	Change	% Change	Change	% Change
CUSTODY BUSINESS
Total Custodial Accounts	1,937,248	1,871,146	2,228,101	66,102	4%	(290,853)	(13)%
Assets Under Custody	$14,828,350	$14,870,257	$14,933,379	$(41,907)	—%	$(105,029)	(1)%
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
We defined Adjusted EBITDA as net loss, adjusted to exclude: (i) interest expense, net, (ii) provision for or benefit from income taxes, (iii) depreciation and amortization, (iv) share-based compensation expense, (v) change in fair value of warrant liabilities, (vi) acquisition-related transaction costs, and (vii) other significant gains, losses, and expenses (such as impairments or transaction bonus) that we believe are not indicative of our ongoing results.
The following table reconciles net loss to our Adjusted EBITDA for the periods presented below (in thousands):

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Net loss	$(21,261)	$(26,164)	$(64,424)
Add:
Interest income (expense), net	(1,509)	(1,520)	(21)
Provision for (benefit from) income taxes	185	121	123
Depreciation and amortization	1,789	1,495	1,082
Loss or impairment on long lived assets	536	—	265
Share-based compensation expense	7,401	11,950	8,522
Change in fair value of warrant liabilities	(168)	(27)	25,959
Acquisition-related transaction costs (1)	—	(106)	3,706
Transaction bonus (2)	—	—	17,735
Adjusted EBITDA	$(13,027)	$(14,251)	$(7,053)
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
(2)Represents a one-time transaction bonus to certain executives as a result of consummation of the Business Combination, included in the compensation and benefits in the unaudited condensed consolidated statements of operations.
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
Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Report include our accounts and accounts of our consolidated subsidiaries and were prepared in accordance with GAAP.
Components of Results of Operations
Revenue
We generate revenue from providing private market services, which include fees charged for private placements on our platform, and fees charged for account and asset management to customers.
We categorize our services into the following three categories:
Placement fees — We maintain a platform which generates revenues through our Forge Markets offering with volume-based fees sourced from institutions, individual investors, and private equity holders. Placement fees represent fees charged by us for executing a private placement on our platform. We earn agency placement fees in non-underwritten transactions, such as private placements of equity securities. We enter into arrangements with individual accredited customers or Investment Funds to execute private placements in the secondary market. We anticipate placement fees to grow in the long run as the secondary market continues to grow and we continue to execute trades more efficiently. Placement fees also include revenues generated from our Data Solutions.
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
Subscription Fees — We generate revenues through our Forge Data offering with subscription fees earned from our data product, Forge Intelligence, and through our FCS fees. We anticipate subscription fees to continue to grow as we expand our sales and marketing efforts and develop more features and products. Subscription fees for the periods presented were included as part of placement fees in the unaudited condensed consolidated statements of operations.
Transaction-based expenses
Transaction-based expenses represent fees incurred to support placement activities. These include, but are not limited to, those for fund management, fund and trade settlement, external broker fees, and transfer fees. We generally expect these expenses to increase in absolute dollars as our placement fee revenue grows.
Compensation and benefits
Compensation and benefits expense is our most significant operating expense and includes employee wages, bonuses, share-based compensation, severance costs, benefits, and employer taxes. The incentive component of our compensation and benefits expense consists of amounts paid based on the achievement of sales targets and discretionary bonuses, which are based on both our financial performance and individual employee performance. We expect our compensation and benefits expense to increase, over the long term, as our revenue grows and we hire additional personnel to continue developing new products and services and increase the functionality of our platform. In addition, the share-based compensation component of the compensation and benefits expense may or may not increase as we continue to align our headcount with current and future business needs.
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
Acquisition-related transaction costs
Acquisition-related transaction costs consist primarily of professional services fees for investment banking advisors, legal services, accounting advisory, and other external costs directly related to acquisitions and other strategic opportunities. We expect to continue to explore and pursue various potential acquisitions and other strategic opportunities to strengthen our competitive position and support our growth. Acquisition-related transaction costs may be significant in relation to certain acquisitions, however, they are non-recurring in nature, as we identify and pursue targets for particular purposes as necessary. Acquisition-related transaction costs also include the costs related to the Business Combination, which consisted of legal, accounting, and other professional services directly related to the Business Combination, but not considered as part of issuance cost. As a result, we may or may not incur acquisition-related transaction costs in future periods.
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
General and administrative
General and administrative includes insurance, bank service charges, dues and subscriptions, travel and entertainment, and other general and administrative costs. Our general and administrative expense has and we expect it to continue to increase in the near term as a result of operating as a public company, including regulatory fees associated with compliance with the rules and regulations of the SEC, New York Stock Exchange and other regulatory bodies, as well as increases in general office expenses as we grow our business.
Depreciation and amortization
Depreciation and amortization is attributable to property and equipment, intangible assets, and capitalized internal-use software. We expect our depreciation and amortization expense to increase for the foreseeable future as we plan additional capital expenditures to support the growth of our business.

interest income and other income (expense)
Interest income primarily includes interest income earned on our cash and cash equivalents.
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
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations for the interim periods indicated (in thousands):

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Total revenues, less transaction-based expenses	$15,460	$16,734	$19,890
Operating expenses:
Compensation and benefits	25,762	30,450	43,640
Other	12,666	14,089	15,001
Total operating expenses	38,428	44,539	58,641
Operating loss	$(22,968)	$(27,805)	$(38,751)
Total interest income and other income (expenses)	1,892	1,762	(25,550)
Loss before provision for income taxes	$(21,076)	$(26,043)	$(64,301)
Provision for income taxes	185	121	123
Net loss	$(21,261)	$(26,164)	$(64,424)
Net loss attributable to noncontrolling interest	(73)	(46)	—
Net loss attributable to Forge Global Holdings, Inc.	$(21,188)	$(26,118)	$(64,424)

Revenue

	Three Months Ended			QoQ		YoY
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022	Change	% Change	Change	% Change
Placement fees	$4,632	$6,902	$14,585	$(2,270)	(33)%	$(9,953)	(68)%
Custodial administration fees	10,847	9,919	5,437	928	9	5,410	100
Total revenues	$15,479	$16,821	$20,022	$(1,342)	(8)%	$(4,543)	(23)%
Transaction-based expenses	(19)	(87)	(132)	$68	(78)	$113	(86)
Total revenues, less transaction-based expenses	$15,460	$16,734	$19,890	$(1,274)	(8)%	$(4,430)	(22)%
Comparison of Three Months Ended March 31, 2023 and December 31, 2022
Total revenues, less transaction-based expenses, decreased $1.3 million, or 8%.
Placement fees revenue decreased by $2.3 million, or 33%, driven by a 42% decline in trading volumes offset, in part, by improvement in net take rate, which returned to more historical levels in the three months ended March 31, 2023. We attribute lower trading volumes to macroeconomic and geopolitical instability that triggered a higher spread between the price sellers are asking for their shares and the price at which buyers want to buy. We believe buyers have also paused activity due to high market volatility and uncertain market conditions. Net take rate in the three months ended December 31, 2022 was lower due to non-commissionable third party fund orders.
Custodial administration fees increased by $0.9 million, or 9%, driven by the rising interest rate environment leading to increased revenue for cash administration services. The decline in assets under custody is primarily attributable to declining cash deposits, as customers shift balances to higher yielding investments. To the extent this trend continues, and interest rates stabilize or decline, custodial administration fee revenue could decline. Total custodial accounts increased 4%, to 1,937,248, as of March 31, 2023.
Comparison of Three Months Ended March 31, 2023 and March 31, 2022
Total revenues, less transaction-based expenses, decreased $4.4 million, or 22%.
Placement fees decreased by $10.0 million, or 68%, driven by lower trading volume. We attribute lower trading volume to macroeconomic and geopolitical instability that triggered a higher spread between the price sellers are asking for their shares and the price at which buyers want to buy. We believe buyers have also paused due to high market volatility and uncertain market conditions.
Custodial administration fees increased by $5.4 million, or 100%, driven by rate increases for these services and increased revenue from cash administration services. Rate increases more than offset the decline in assets under custody. The 13% decrease in total custodial accounts was due to delayed bulk account closures made by one of our partners. The financial impact was negligible and we expect account growth to continue.
Transaction-based expenses decreased by $0.1 million, or 86%, driven by the cessation of forward fund trades which carry fund insurance costs.

Compensation and benefits

	Three Months Ended			QoQ		YoY
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022	Change	% Change	Change	% Change
Salary	$13,529	$13,973	$10,811	$(444)	(3)%	$2,718	25%
Incentive compensation and other bonus	3,261	3,069	23,038	192	6	(19,777)	(86)
Share-based compensation	7,401	11,950	8,522	(4,549)	(38)	(1,121)	(13)
Benefits and other	1,571	1,458	1,273	113	8	298	23
Total compensation and benefits	$25,762	$30,450	$43,644	$(4,688)	(15)%	$(17,882)	(41)%
Comparison of Three Months Ended March 31, 2023 and December 31, 2022
Compensation and benefits expense decreased $4.7 million, or 15%.
Share-based compensation expense decreased $4.5 million, $6.5 million of which was related to restricted stock units ("RSUs"), including Executive Retention RSUs, granted under our 2022 Stock Option and Incentive Plan net of forfeitures in the three months ended March 31, 2023, offset in part by $2.3 million of expense recovery recognized in connection with certain executive RSU and stock option modifications in the three months ended December 31, 2022. RSU expense, net of modifications impact, was $5.8 million and $5.4 million, of which $1.3 million and $5.7 million relates to Executive Retention RSUs, for the three months ended March 31, 2023 and December 31, 2022, respectively. The decrease attributable to Executive Retention RSUs is the result of completion of the recognition period for the first and second tranches of the Executive Retention RSUs during the three months ended December 31, 2022. Refer to Note 12, "Share-Based Compensation," to our unaudited condensed consolidated financial statements included elsewhere in this Report.
Comparison of Three Months Ended March 31, 2023 and March 31, 2022
Compensation and benefits expense decreased $17.9 million, or 41%.
Bonus expense decreased $19.8 million, primarily due to one-time transaction bonuses for certain executives of $17.7 million related to the consummation of the Business Combination in the three months ended March 31, 2022 and $2.7 million due to the lower attainment of Company performance targets in the three months ended March 31, 2023. These decreases were partially offset by increases in headcount from organic growth of our business operations which drove increases in salaries and benefits of $2.7 million and $0.3 million, respectively.
Other operating expenses

	Three Months Ended			QoQ		YoY
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022	Change	% Change	Change	% Change
Professional services	$2,736	$3,095	$3,518	$(359)	(12)%	$(782)	(22)%
Acquisition-related transaction costs	—	(106)	3,706	106	(100)	(3,706)	(100)
Advertising and market development	677	881	1,504	(204)	(23)	(827)	(55)
Rent and occupancy	1,326	1,652	1,566	(326)	(20)	(240)	(15)
Technology and communications	3,390	3,121	2,023	269	9	1,367	68
General and administrative	2,748	3,951	1,602	(1,203)	(30)	1,146	72
Depreciation and amortization	1,789	1,495	1,082	294	20	707	65
Total other operating expenses	$12,666	$14,089	$15,001	$(1,423)	(10)%	$(2,335)	(16)%
Comparison of Three Months Ended March 31, 2023 and December 31, 2022
Other operating expenses decreased $1.4 million, or 10%.

Other operating expenses in the three months ended December 31, 2022 include certain non-recurring charges including $0.7 million related to litigation settlements and $0.5 million for bank penalty fees incurred to move cash into higher interest earning accounts. Cost containment efforts resulted in decreases of $0.4 million in third-party software engineers, $0.3 million in rent expense from expiration of certain facility leases, and $0.2 million in advertising. These savings were partially offset by $0.5 million in impairment losses on internally developed software and $0.5 million from the impact of lower capitalizable software development costs of third-party software engineers.
Comparison of Three Months Ended March 31, 2023 and March 31, 2022
Other operating expenses decreased $2.3 million, or 16%.
Acquisition-related transaction costs of $3.7 million related to the Business Combination ceased by March 31, 2022, and advisory services primarily incurred to support Forge as a public company declined by $0.8 million. Cost containment efforts also resulted in a decline in advertising and occupancy of $0.8 million and $0.2 million, respectively. These costs savings were partially offset by higher technology and communications of $0.9 million from the impact of lower capitalizable software development costs of third-party software engineers, and $0.7 million for software licensing fees to support business growth. General and administrative expenses increased $1.1 million due to increased company liability insurance.
Total interest income and other income (expenses)

	Three Months Ended			QoQ		YoY
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022	Change	% Change	Change	% Change
Interest income	$1,509	$1,520	$21	$(11)	(1)%	$1,488	7,086%
Change in fair value of warrant liabilities	168	27	(25,959)	141	522%	26,127	(101)%
Other income (expenses), net	215	215	388	—	—%	(173)	(45)%
Total interest income and other income (expenses)	$1,892	$1,762	$(25,550)	$130	7%	$27,442	(107)%
Comparison of Three Months Ended March 31, 2023 and December 31, 2022
Total interest income and other income (expenses) increased $0.1 million, or 7%, primarily from a decrease of $0.1 million in the fair value of Junior Preferred Stock Warrants during the three months ended March 31, 2023.
Comparison of Three Months Ended March 31, 2023 and March 31, 2022
Total interest income and other income (expenses) increased $27.4 million, or 107%, primarily as a result of a change in the gain in the fair value of warrant liabilities of $26.1 million. The change was primarily driven by an increase in the fair value of Private Placement Warrants and Public Warrants in connection with the Business Combination during the three months ended March 31, 2022. Interest income increased $1.5 million driven by favorable interest rates earned on the Company's cash balances.
Liquidity and Capital Resources
To date, we have financed our operations primarily through revenue from operations, issuances of securities, issuances of debt and proceeds from the Business Combination. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and investments in business acquisitions.
As of March 31, 2023, our principal source of liquidity was our cash and cash equivalents balance of $175.3 million. Since our inception, we have generated operating losses as reflected in our accumulated deficit. We had an accumulated deficit of $211.6 million as of March 31, 2023.
We believe our existing cash and cash equivalents as of March 31, 2023 will be sufficient to meet our operating working capital and capital expenditure requirements for at least twelve months from the date of this Report. Our future financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform and the expansion of sales and marketing activities. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
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
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(17,715)	$(30,177)
Investing activities	$(71)	$(1,692)
Financing activities	$(496)	$159,591
Operating Activities
Cash used in operating activities for the three months ended March 31, 2023 of $17.7 million was primarily driven by our net loss of $21.3 million, adjusted for non-cash charges of $10.5 million and net cash outflows of $7.0 million in connection with changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $7.4 million and depreciation and amortization of $1.8 million. The main driver of the cash outflows from the changes in operating assets and liabilities was related to a decrease in accrued compensation and benefits of $6.7 million attributable to the payments during the quarter of incentive compensation related to prior year.
Cash used in operating activities for the three months ended March 31, 2022 of $30.2 million was primarily related to our net loss of $64.4 million, adjusted for non-cash charges of $45.8 million and net cash outflows of $11.6 million related to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $8.5 million, changes in fair value of warrant liabilities of $26.0 million, settlement of related party promissory notes of $5.5 million and transaction expenses related to the Business Combination of $3.1 million. The main drivers of the cash outflows were derived from the changes in operating assets and liabilities were driven by a decrease in accrued compensation and benefits of $11.6 million.
Investing Activities
Cash used in investing activities was $0.1 million for the three months ended March 31, 2023. Consistent with delivering customer-centric platform capabilities, our technology development cycles have become shorter and more fluid, with a heavier focus on the preliminary project stages including feasibility and proof-of-concept. Activities that occur during the preliminary project stage are expensed as incurred. We don't expect to incur material development costs in the future during the development stage between approval of feasibility and ready-for-use, the period during which development costs would be capitalized. There were no amounts capitalized in connection with internal-use software during the three months ended March 31, 2023.
Cash used in investing activities was $1.7 million for the three months ended March 31, 2022, which consisted primarily of cash paid for capitalized internal-use software.

Financing Activities
Cash used in financing activities was $0.5 million for the three months ended March 31, 2023, as operating activities have normalized subsequent to the Business Combination.
Cash provided by financing activities was $159.6 million for the three months ended March 31, 2022, which consisted primarily of proceeds from completion of the Business Combination of $7.9 million, proceeds of $208.0 million from PIPE investment and A&R FPA investors, partially offset by payments for offering costs of $56.4 million.

Contractual Obligations

Our contractual obligations have not changed materially outside of the normal course of business since December 31, 2022. For further information see Part II, Item 7, "Liquidity and Capital Resources" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Off-Balance Sheet Arrangements
Refer to Note 9, "Off Balance Sheet Items," to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K filed with the SEC.
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
The Company determined that recent developments in domestic and global economies, including significant market volatilities, interest rate increases, and the decline in the market value of the Company's stock, which commenced prior to March 31, 2023, represent indicators that the Company's long-lived assets may be impaired. Accordingly, the Company carried out an impairment test of its long-lived assets pursuant to ASC 360 - Property, Plant, and Equipment, whereby a quantitative assessment was performed to determine whether its long-lived assets were recoverable. The Company's long-lived assets represent a single group of assets that individually are not independent from the cash flows of other assets. The Company determined that the carrying amount of its long-lived assets did not exceed the sum of the undiscounted cash flows expected to result from the use of these assets, thus, its long-lived assets were recoverable as of March 31, 2023. As a result, no impairment loss was recorded for the long-lived assets.
Goodwill and Other Intangible Assets, Net
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but is tested for impairment annually on October 1, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. The Company's 2022 annual goodwill impairment test resulted in no goodwill impairment.
Additionally as of March 31, 2023, the Company performed a goodwill impairment test as a result of the events and circumstances previously discussed. The Company has one reporting unit. In determining the fair value of the reporting unit in accordance with ASC 350 - Intangibles - Goodwill and Other, the Company performed a quantitative assessment of goodwill as of March 31, 2023 using the income approach in combination with sensitivity analysis and reconciliations to market capitalization. The fair value of the reporting unit exceeded its carrying value. As a result, no impairment loss was recorded for goodwill.
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
Recent Accounting Pronouncements
See the section titled "Summary of Significant Accounting Policies" in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.
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
We perform a net interest sensitivity analysis to evaluate the effect that changes in interest rates might have on our revenue. The analysis assumes that the asset and liability structure of our unaudited condensed consolidated balance sheets would not be changed as a result of a simulated change in interest rates. The results of the analysis based on our financial position for the three months ended March 31, 2023 and 2022 indicate that a hypothetical 50 basis point increase or decrease in interest rates would have impacted our custodial administration fee revenues by $0.8 million and $0.9 million, respectively. Additionally, we perform a net interest sensitivity analysis to evaluate the effect that a hypothetical increase or decrease in risk-free rates would have on our interest income. The results of the analysis based on our financial position for the three months ended March 31, 2023 and 2022 indicate that a hypothetical 10% increase or decrease in risk-free rates would not have a material effect on our financial results.
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
Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have affected the carrying amount of our net assets by approximately $1.5 million as of March 31, 2023 and December 31, 2022. To date, we have not engaged in any hedging strategies. As our international activities grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.
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

Part II - Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is available in Note 8, "Commitments and Contingencies", to the unaudited condensed consolidated financial statements in this Report.
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
•Macroeconomic, market, public health, and geopolitical conditions may harm our business and our reputation.
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

Our net loss was $21.3 million and $64.4 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $211.6 million. We may continue to incur net losses in the future. We will need to generate and sustain significant revenue for our business generally in future periods in order to achieve and maintain profitability. We also expect general and administrative expenses to continue to increase to meet the increased compliance and other requirements associated with operating as a public company and evolving regulatory requirements.

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

Macroeconomic, market, public health, and geopolitical conditions may harm our business and our reputation.

As a financial services company, our business, results of operations and reputation are directly affected by elements beyond our control, such as macroeconomic and geopolitical conditions that might affect the volatility in financial markets.

Capital markets are experiencing a period of economic uncertainty and disruption, given the high inflation being experienced, and the monetary responses of U.S. and global regulators to tame it through means such as interest rate hikes. The Federal Reserve increased interest rates by 425 basis points, to 4.33%, in 2022. As of the filing of this Report, the Federal Reserve raised interest rates by another 50 basis points, to 4.83%, in 2023, and has signaled additional raises are possible if inflation is not controlled. This is potentially increasing systemic financial vulnerabilities and asset valuation risks across public and private equity markets, as well as the real estate and credit sectors. Lowered economic growth forecasts and inverted yield curves have strengthened potential recession markers of an unknown duration, which indicates a period of prolonged uncertainty. Increased volatility and liquidity risks to private equity valuations, as well as uncertainty around settlement prices for illiquid assets, have and could continue to lead to negatively impacted investor appetite and investment preferences across the alternative investment and private markets space. Duration risk, exposure to fixed rate assets and concentrated deposits have recently made a few regional and global banks, as well as asset managers, vulnerable to rapid customer flight. Furthermore, recent events in the banking industry such as the Silicon Valley Bank collapse and similar banking failures have increased liquidity and funding risks for public and private markets, even as financial institutions potentially tighten lending and underwriting standards.

A prolonged weakness in the U.S. equity markets or a general economic recession could also cause our existing customers to incur losses, which in turn could cause our brand and reputation to suffer. If our reputation is harmed, the willingness of such customers to continue engaging with our platform could decrease, which would further adversely affect our business, financial condition and results of operations. The ongoing military conflict between Russia and Ukraine, increased geopolitical tensions, lingering effects of the COVID-19 pandemic, and continued global supply chain disruptions, continue to affect energy and commodity prices, inflation, and could affect both global business' and individuals’ market response and behavior. Any such effects could also potentially harm our business, financial condition and results of operations.

In addition, although the U.S. federal government recently announced that the emergency declaration for the COVID-19 pandemic will end in May 2023, the long-term impact of the COVID-19 pandemic on our business, financial condition and results of operations remains uncertain. The COVID-19 pandemic and the various measures instituted by governments and businesses to mitigate its spread, including travel restrictions, stay-at-home orders and quarantine restrictions, have had an adverse impact on our customers, employees and business partners. It may continue to disrupt our operations if there is a resurgence, such as an outbreak of a new variant, which could exacerbate the factors described above and intensify any negative impacts on us.

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

Fluctuations in interest rates may adversely impact our customers’ general spending levels and risk appetite and ability and willingness to invest through our platform. Sustained high interest rates could shift investment preferences and affect fund redemption rates. Additionally, some of our services, such as our Forge Trust services, are affected by interest rate changes. Low interest rates directly reduce our ability to earn custodial administration fees from our Forge Trust services, which would adversely affect our business, financial condition, results of operations, cash flows and future prospects.

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

Any failure to implement and maintain effective internal controls over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal controls over financial reporting that we may eventually be required to include in our periodic reports to be filed with the SEC. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal controls over financial reporting could harm our business and could cause a decline in the trading price of our securities. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. These events could have a material and adverse effect on our business, results of operations, financial condition and prospects.

If our goodwill, or other intangible assets, or fixed assets become impaired, we may be required to record a charge to our earnings.

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of March 31, 2023, we had recorded a total of approximately $132.9 million of goodwill and other intangible assets. An adverse change in domestic or global market conditions, and/or declines in our stock price, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact on our operating results or financial condition.

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

We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, which may have a material impact on our results of operations and cause fluctuations in such results. As of March 31, 2023, we had a valuation allowance for deferred tax assets in the United States and in other countries. Our net deferred tax assets relate predominantly to the U.S. federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. We continue to monitor the likelihood that we will be able to recover our deferred tax assets in the future. Future adjustments in our valuation allowance may be required. The recording of any future increases in our valuation allowance could have a material impact on our reported results, and both the recording and release of the valuation allowance could cause fluctuations in our quarterly and annual results of operations.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its net operating loss carryforwards ("NOLs") to offset future taxable income. Future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. Further, additional changes to federal or state tax laws or technical guidance relating to such laws that would further reduce the corporate tax rate could operate to effectively reduce or eliminate the value of any deferred tax asset. Our tax attributes as of March 31, 2023 may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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

We have in the past, and we may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance consists of forward-looking statements, subject to the risks and uncertainties described in this Report and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, are inherently uncertain and subject to numerous risks and uncertainties, including those described in this Report, many of which may be beyond our control. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the COVID-19 pandemic, the ongoing geopolitical tensions related to the military conflict between Russia and Ukraine, and recent events in the banking industry, such as the Silicon Valley Bank collapse and similar bank failures. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended March 31, 2023, we repurchased 8,132 shares of our common stock, which represented early exercised but unvested stock options from a former employee.
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

Forge Global Holdings, Inc.

Date: May 9, 2023	By: /s/ Kelly Rodriques
Kelly Rodriques
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By: /s/ Mark Lee
Mark Lee
Chief Financial Officer (Principal Financial Officer)