Form 10-Q
period 2023-06-30
Forge Global Holdings, Inc.
filed 2023-08-08
CIK 1827821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of August 7, 2023, the registrant had 174,286,157 shares of common stock, $0.0001 par value per share, outstanding.

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
•attract, train, and retain effective officers, key employees and personnel, or directors;
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
•manage to finance operations on an economically viable basis in a high interest rate environment;
•anticipate the impact of new U.S. federal income tax laws, including the impact on deferred tax assets;
•successfully defend litigation;
•manage impacts of adverse geopolitical tensions, political unrest, and regulatory changes in international markets;
•manage risks associated with macroeconomic uncertainty, such as monetary response measures via interest rate hikes that affect private market volatility, asset valuations, and investor appetite;
•react to potential disruptions and instability in the banking industry and other parts of the financial services sector; and
•respond to fluctuations in foreign currency exchange rates and resultant impacts on our revenue and balance sheet.
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

Part I - Financial Information

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$159,526	$193,136
Restricted cash	1,286	1,829
Accounts receivable, net	4,685	3,544
Prepaid expenses and other current assets	10,806	8,379
Total current assets	$176,303	$206,888
Property and equipment, net	341	359
Internal-use software, net	5,678	7,640
Goodwill and other intangible assets, net	131,894	133,887
Operating lease right-of-use assets	4,127	5,706
Payment-dependent notes receivable, noncurrent	5,830	7,371
Other assets, noncurrent	1,894	1,878
Total assets	$326,067	$363,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,568	$2,797
Accrued compensation and benefits	5,738	13,271
Accrued expenses and other current liabilities	7,437	6,421
Operating lease liabilities, current	2,832	3,896
Total current liabilities	17,575	26,385
Operating lease liabilities, noncurrent	2,525	3,541
Payment-dependent notes payable, noncurrent	5,830	7,371
Warrant liabilities	4,228	606
Other liabilities, noncurrent	453	365
Total liabilities	30,611	38,268
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 174,386,713 and 172,560,916 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	18	18
Additional paid-in capital	525,275	509,094
Accumulated other comprehensive income	798	693
Accumulated deficit	(236,495)	(190,418)
Total Forge Global Holdings, Inc. stockholders’ equity	289,596	319,387
Noncontrolling Interest	5,860	6,074
Total stockholders’ equity	295,456	325,461
Total liabilities and stockholders’ equity	$326,067	$363,729
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Placement fees	$5,723	$10,951	$10,355	$25,536
Custodial administration fees	10,997	5,689	21,844	11,126
Total revenues	16,720	16,640	32,199	36,662
Transaction-based expenses:
Transaction-based expenses	(83)	(178)	(102)	(311)
Total revenues, less transaction-based expenses	16,637	16,462	32,097	36,351
Operating expenses:
Compensation and benefits	25,154	27,384	50,916	71,024
Professional services	3,265	3,853	6,001	7,370
Acquisition-related transaction costs	—	692	—	4,398
Advertising and market development	876	1,441	1,553	2,945
Rent and occupancy	1,148	1,140	2,474	2,706
Technology and communications	3,475	2,809	6,865	4,832
General and administrative	3,525	3,170	6,273	4,772
Depreciation and amortization	1,747	2,021	3,536	3,103
Total operating expenses	39,190	42,510	77,618	101,150
Operating loss	(22,553)	(26,048)	(45,521)	(64,799)
Interest and other income (expenses):
Interest income	1,319	266	2,828	287
Change in fair value of warrant liabilities	(3,790)	20,558	(3,622)	(5,402)
Other income (expenses), net	217	140	432	529
Total interest income and other income (expenses)	(2,254)	20,964	(362)	(4,586)
Loss before provision for income taxes	(24,807)	(5,084)	(45,883)	(69,385)
Provision for income taxes	293	35	478	158
Net loss	(25,100)	(5,119)	(46,361)	(69,543)
Net loss attributable to noncontrolling interest	(211)	—	(284)	—
Net loss attributable to Forge Global Holdings, Inc.	$(24,889)	$(5,119)	$(46,077)	$(69,543)
Net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	$(0.14)	$(0.03)	$(0.27)	$(0.60)
Diluted	$(0.14)	$(0.20)	$(0.27)	$(0.66)
Weighted-average shares used in computing net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	173,289,549	167,052,900	172,565,508	116,815,363
Diluted	173,289,549	173,578,093	172,565,508	120,584,585
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(25,100)	$(5,119)	$(46,361)	$(69,543)
Foreign currency translation adjustment	(53)	—	175	—
Comprehensive loss	(25,153)	(5,119)	(46,186)	(69,543)
Less: Comprehensive loss attributable to noncontrolling interest	(232)	—	(214)	—
Comprehensive loss attributable to Forge Global Holdings, Inc.	$(24,921)	$(5,119)	$(45,972)	$(69,543)

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(In thousands of U.S. dollars, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	172,560,916	$18	$509,094	$(190,418)	$693	$6,074	$325,461
Issuance of common stock upon release of restricted stock units	—	—	1,464,968	(*)	(*)	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(326,812)	(*)	(557)	—	—	—	(557)
Issuance of common stock upon exercise of vested options	—	—	117,215	(*)	61	—	—	—	61
Repurchase of early exercised stock options	—	—	(8,132)	(*)	—	—	—	—	—
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	131	—	—	—	131
Stock-based compensation expense	—	—	—	—	7,401	—	—	—	7,401
Net loss	—	—	—	—	—	(21,188)	—	(73)	(21,261)
Foreign-currency translation adjustment	—	—	—	—	—	—	137	91	228
Balance as of March 31, 2023	—	$—	173,808,155	$18	$516,130	$(211,606)	$830	$6,092	$311,464
Issuance of common stock upon release of restricted stock units	—	—	243,473	(*)	(*)	—	—	—	—
Issuance of common stock upon exercise of vested options	—	—	335,085	(*)	269	—	—	—	269
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	67	—	—	—	67
Stock-based compensation expense	—	—	—	—	8,809	—	—	—	8,809
Net loss	—	—	—	—	—	(24,889)	—	(211)	(25,100)
Foreign-currency translation adjustment	—	—	—	—	—	—	(32)	(21)	(53)
Balance as of Balance as of June 30, 2023	—	$—	174,386,713	$18	$525,275	$(236,495)	$798	$5,860	$295,456
(*) amount less than 1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	23,668,198	$246,056	20,269,864	$ (*)	$25,919	$(78,559)	$—	$—	$(52,640)
Retroactive application of recapitalization (Note 3)	50,245,951	—	43,031,139	5	(5)	—	—	—	—
Unissued common stock (1)	—	—	(210,302)	—	—	—	—	—	—
Balance as of December 31, 2021	73,914,149	246,056	63,090,701	5	25,914	(78,559)	—	—	(52,640)
Pre-close issuance of common stock upon exercise of vested options	—	—	190,505	(*)	102	—	—	—	102
Pre-close issuance of common stock upon exercise of unvested options	—	—	4,472	(*)	—	—	—	—	—
Pre-close issuance of common stock for services	—	—	62,952	(*)	621	—	—	—	621
Conversion of preferred stock to common stock	(73,914,149)	(246,056)	73,914,149	7	246,049	—	—	—	246,056
Conversion of May 2020 and October 2020 preferred stock warrants of Legacy Forge to common stock warrants	—	—	—	—	2,949		—	—	2,949
Settlement of promissory notes	—	—	—	2	4,205	—	—	—	4,207
Issuance of common stock upon Merger (net of redemptions), including PIPE and A&R FPA investors, net of transaction cost of 58,673	—	—	31,961,047	3	140,808	—	—	—	140,811
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	409	—	—	—	409
Share-based compensation expense	—	—	—	—	7,948	—	—	—	7,948
Net loss	—	—	—	—	—	(64,424)	—	—	(64,424)
Balance as of March 31, 2022	—	$—	169,223,826	$17	$429,005	$(142,983)	$—	$—	$286,039
Issuance of common stock upon exercise of vested options	—	—	146,232	(*)	401	—	—	—	401
Issuance of common stock upon exercise of Public Warrants	—	—	1,994,022	(*)	23,629	—	—	—	23,629
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	638	—	—	—	638
Share-based compensation expense	—	—	—	—	10,903	—	—	—	10,903
Net loss	—	—	—	—	—	(5,119)	—	—	(5,119)
Balance as of Balance as of June 30, 2022	—	—	171,364,080	$17	$464,576	$(148,102)	$—	$—	$316,491
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

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(46,361)	$(69,543)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Share-based compensation	16,210	19,262
Depreciation and amortization	3,536	3,103
Transaction expenses related to the Merger	—	3,132
Amortization of right-of-use assets	1,579	1,961
Loss on impairment of long lived assets	536	446
Allowance for doubtful accounts	171	269
Change in fair value of warrant liabilities	3,622	5,402
Settlement of related party promissory notes (Note 3)	—	5,517
Changes in operating assets and liabilities:
Accounts receivable	(1,313)	3,628
Prepaid expenses and other assets	219	(6,943)
Accounts payable	(1,229)	1,843
Accrued expenses and other liabilities	1,288	(1,182)
Accrued compensation and benefits	(7,514)	(12,676)
Operating lease liabilities	(2,081)	(2,581)
Net cash used in operating activities	(31,337)	(48,362)
Cash flows from investing activities:
Purchases of property and equipment	(99)	(106)
Purchases of intangible assets	—	(97)
Capitalized internal-use software development costs	—	(3,232)
Purchases of certificates of deposit	(2,665)	—
Net cash used in investing activities	(2,764)	(3,435)
Cash flows from financing activities:
Proceeds from the Merger	—	7,865
Proceeds from PIPE investment and A&R FPA investors	—	208,500
Payments for offering costs	—	(56,852)
Proceeds from exercise of Public Warrants	—	22,136
Proceeds from exercise of options, including proceeds from repayment of promissory notes	330	505
Taxes withheld and paid related to net share settlement of equity awards	(557)	—
Net cash (used in) provided by financing activities	(227)	182,154
Effect of changes in currency exchange rates on cash and cash equivalents	175	—
Net (decrease) increase in cash and cash equivalents	(34,153)	130,357
Cash, cash equivalents and restricted cash, beginning of the period	194,965	76,404
Cash, cash equivalents and restricted cash, end of the period	$160,812	$206,761

	Six Months Ended June 30,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash to the amounts reported within the consolidated balance sheets
Cash and cash equivalents	159,526	$204,942
Restricted cash	1,286	1,819
Total cash, cash equivalents and restricted cash, end of the period	$160,812	$206,761

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of non-cash investing and financing activities:
Capitalized internal-use software development costs accrued and not yet paid	$—	$386
Reclassification of deferred offering costs to equity	—	5,923
Conversion of preferred stock	—	246,049
Conversion of May 2020 and October 2020 preferred stock warrants of Legacy Forge to common stock warrants	—	2,949
Non-cash assets acquired in the Merger	—	193
Warrants issued in connection with A&R FPA	—	3,080
Assumption of merger warrants liability	—	13,983
Vesting of early exercised stock options and restricted stock awards	198	$1,048
Warrant liability reclassified to additional paid-in capital upon exercise of Public Warrants	—	698
Issuance of common stock upon settlement of related party promissory notes	—	4,207
Early exercise of stock options upon settlement of related party promissory notes	—	1,310
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Forge Global Holdings, Inc. (the “Company” and f/k/a Motive Capital Corp) is a financial services platform headquartered in San Francisco, California. The Company offers a trusted trading platform, proprietary data, and insights to inform investment strategies, along with custody services to help companies, shareholders, institutions, and accredited investors confidently navigate and transact in the private market. The Company's scaled and integrated business model is at the nexus of the private market ecosystem, which it believes creates a sustaining competitive advantage fueling its clients' participation in the private market and the Company's growth.
On March 21, 2022 (the “Closing Date”), the Company consummated the Business Combination (as defined below) pursuant to the terms of the Agreement and Plan of Merger dated September 13, 2021 (the "Merger Agreement"), by and among Motive Capital Corp, a blank check company incorporated as a Cayman Islands exempted company in 2020 (“MOTV”), FGI Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of MOTV (“Merger Sub”), and Forge Global, Inc., a Delaware corporation (“Legacy Forge”). Pursuant to the Merger Agreement, on the Closing Date, immediately prior to the consummation of the Business Combination, MOTV changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware and changed its corporate name to "Forge Global Holdings, Inc." (the “Domestication”). On the Closing Date, Merger Sub merged with and into Legacy Forge (the "Merger"), with Legacy Forge surviving the Merger as a direct, wholly-owned subsidiary of the Company (together with the Merger, the Domestication, and the other transactions contemplated by the Merger Agreement, the “Business Combination”).
The Merger was accounted for as a reverse recapitalization with Legacy Forge being the accounting acquirer and MOTV as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Legacy Forge and its wholly-owned subsidiaries as if Legacy Forge is the predecessor to the Company. The shares and net loss per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio (the "Exchange Ratio") as established by the Merger Agreement (each outstanding share of Legacy Forge Class A common stock was exchanged for approximately 3.122931 shares of the Company’s common stock, including all shares of Legacy Forge preferred stock, which were converted to shares of Legacy Forge's Class A common stock immediately prior to the Merger). See Note 3, “Recapitalization,” for additional information.
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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 and accompanying notes are unaudited. These unaudited interim condensed consolidated financial statements (the "unaudited condensed consolidated financial statements") have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2022 (the “audited consolidated financial statements”) that were included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2023, which provides a more complete discussion of the Company’s accounting policies and certain other information. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2023 and its condensed consolidated results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023 or any other future interim or annual periods.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, collectability of accounts receivable, the fair value of financial assets and liabilities, the fair value of assets acquired and liabilities assumed in business combinations, the fair value of consideration paid for business combinations, the useful lives of acquired intangible assets and property and equipment, the impairment of long-lived assets and goodwill, the fair value of warrants, equity awards, assessment of contingent liabilities and share-based compensation expenses, including the determination of the fair value of the Company’s common stock prior to the Business Combination and the derived service period for the awards containing market-based vesting conditions, and the valuation of deferred tax assets. These estimates are inherently subjective in nature and, therefore, actual results may differ from the Company’s estimates and assumptions. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Further, the Company applies judgment in determining whether, directly or indirectly, it has a controlling financial interest in the Investment Funds (as defined below), in order to conclude whether any of the Investment Funds must be consolidated.
The Company believes the estimates and assumptions underlying the unaudited condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2023. These estimates may change as new events occur and additional information is obtained, and related financial impacts will be recognized in the Company’s consolidated financial statements as soon as those events become known.

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
The Company determined that recent developments in domestic and global economies, including significant market volatilities, interest rate increases, and the decline in the market value of the Company's stock represent indicators that the Company's long-lived assets may be impaired. Accordingly, the Company carried out an impairment test of its long-lived assets pursuant to ASC 360 - Property, Plant, and Equipment, whereby a quantitative assessment was performed to determine whether its long-lived assets were recoverable. The Company's long-lived assets represent a single group of assets that individually are not independent from the cash flows of other assets. The Company determined that the carrying amount of its long-lived assets did not exceed the sum of the undiscounted cash flows expected to result from the use of these assets, thus, its long-lived assets were recoverable as of June 30, 2023. As a result, no impairment loss was recorded for the long-lived assets.
Goodwill and Other Intangible Assets, Net
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but is tested for impairment annually on October 1, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators, or competition. Potential impairment indicators may also include, but are not limited to, (i) the results of the Company’s most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, (iii) declines in the Company’s market capitalization below its book value, and the magnitude and duration of those declines, (iv) a reorganization resulting in a change to the Company’s operating segments, and (v) other macroeconomic factors, such as increases in interest rates that may affect the weighted average cost of capital or volatility in the equity and debt markets. No impairment charges were recognized during the six months ended June 30, 2023.
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
Acquired intangible assets also consist of identifiable intangible assets, primarily software technology, trade name, and customer relationships resulting from business acquisitions. Finite-lived intangible assets are recorded at fair value on the date of acquisition and are amortized over their estimated useful lives. The Company bases the useful lives and related amortization expense on its estimate of the period that the assets will generate revenues or otherwise be used.
Accounts Receivable, Net
Accounts receivable consist of amounts billed and currently due from customers, which are subject to collection risk. The total allowance for doubtful accounts netted against account receivables was $1.1 million and $0.9 million as of June 30, 2023 and December 31, 2022, respectively.
Concentration of Credit Risks
The Company’s exposure to credit risk associated with its contracts with holders of private company equity (“sellers”) and investors (“buyers”) related to the transfer of private securities is measured on an individual counterparty basis. Credit risk can be affected by volatility in traded credit yields, increasing discount rates, or changing economic conditions on a sectoral or counterpart (name) specific basis. To reduce the potential for risk concentration, the Company’s aggregate exposure is monitored in light of changing counterparty and market conditions. As of June 30, 2023 and

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, the Company did not have any material concentrations of credit risk outside the ordinary course of business.
As of June 30, 2023 and December 31, 2022, no customers accounted for more than 10% of the Company’s accounts receivable. No customer accounted for more than 10% of total revenue, less transaction-based expenses for the three and six months ended June 30, 2023 and 2022.
Revenue Recognition
Contract Balances
Contract assets represent amounts for which the Company has recognized revenue for contracts that have not yet been invoiced to our customers. The Company does not have any contract assets as of June 30, 2023 and December 31, 2022. Contract liabilities consist of deferred revenue, which relates to amounts invoiced in advance of performance under a revenue contract. The total contract liabilities of $0.3 million and $0.4 million as of June 30, 2023 and December 31, 2022, respectively, related to advance billings for data subscriptions, recorded in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. During the three and six months ended June 30, 2023, the Company recognized $0.1 million and $0.3 million, respectively, of revenue that was included in deferred revenue recorded in accrued expenses and other current liabilities at December 31, 2022.
Revenue by Geographic Location
For the three and six months ended June 30, 2023, revenue outside of the United States (including U.S. territories), based on customer billing address, was $1.0 million, and $1.9 million, respectively. For the three and six months ended June 30, 2022, revenue outside of the United States (including U.S. territories), based on customer billing address, was $1.4 million, and $4.7 million, respectively.
3. Recapitalization
As discussed in Note 1, "Organization and Description of Business," on the Closing Date, Legacy Forge completed the acquisition of MOTV and acquired 100% of MOTV’s shares and Legacy Forge received gross proceeds of $216.4 million, which includes $7.9 million in proceeds from MOTV's trust and bank accounts, net of redemptions, $68.5 million in proceeds from the PIPE Investment (as defined below), and $140.0 million in proceeds from the A&R FPA (as defined below). The Company recorded $61.8 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Merger, of which $58.7 million was related to common stock issued during the Merger and was recorded as a reduction to additional paid-in capital. The remaining $3.1 million was related to issuance of Public and Private Placement Warrants, including warrants issued to A&R FPA investors, and was expensed immediately upon consummation of the Merger as acquisition-related transaction cost in the unaudited condensed consolidated statements of operations. The cash outflows related to these costs were presented as financing activities in the Company’s unaudited condensed consolidated statements of cash flows. Deferred offering costs were offset against proceeds upon accounting for the consummation of the Merger. In addition, upon closing of the Merger, certain executives received a one-time transaction bonus for an aggregate amount of $17.7 million, of which $12.2 million was to be paid to the executives in cash, and the remaining amount $5.5 million was offset against outstanding promissory notes that were due from these executives as of the Closing Date. The transaction bonus was included in compensation and benefits in the unaudited condensed consolidated statements of operations for the three and six months June 30, 2022. See Note 10, "Capitalization," for additional information.
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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and each outstanding warrant of Legacy Forge was converted into a warrant to purchase shares of the Company’s common stock based on the Exchange Ratio.
The Merger was accounted for as a reverse recapitalization with Legacy Forge as the accounting acquirer and MOTV as the acquired company for accounting purposes. Legacy Forge was determined to be the accounting acquirer since Legacy Forge's former management makes up the majority of the Company's management team, Legacy Forge’s former management nominated or represents a majority of the Company’s board of directors, and Legacy Forge represents the majority of the continuing operations of the Company. Accordingly, all historical financial information presented in these unaudited condensed consolidated financial statements represents the accounts of Legacy Forge and its wholly-owned subsidiary. Net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of Legacy Forge.
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
4. Fair Value Measurements
Financial instruments consist of cash equivalents, restricted cash, accounts receivable, certificates of deposit, accounts payable, accrued liabilities, payment-dependent notes receivable, payment-dependent notes payable, and warrant liabilities. Cash equivalents, payment-dependent notes receivable, payment-dependent notes payable, certificates of deposits and warrant liabilities are stated at fair value on a recurring basis. Restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time these financial instruments are held to the expected receipt or payment date.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$101,442	$—	$—	$101,442
Payment-dependent notes receivable, current(1)	2	—	—	2
Payment-dependent notes receivable, non-current	—	—	5,830	5,830
Certificates of deposit(1)(2)	—	2,665	—	2,665
Total financial assets	$101,444	$2,665	$5,830	$109,939
Payment-dependent notes payable, current(3)	$2	$—	$—	$2
Payment-dependent notes payable, non-current	—	—	5,830	5,830
Legacy Forge warrant liabilities	—	—	1,468	1,468
Private placement warrants	—	—	2,760	2,760
Total financial liabilities	$2	$—	$10,058	$10,060

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$149,139	$—	$—	$149,139
Payment-dependent notes receivable, current(1)	5	—	—	5
Payment-dependent notes receivable, non-current	—	—	7,371	7,371
Total financial assets	$149,144	$—	$7,371	$156,515
Payment-dependent notes payable, current(3)	$5	$—	$—	$5
Payment-dependent notes payable, non-current	—	—	7,371	7,371
Legacy Forge warrant liabilities	—	—	384	384
Private placement warrants	—	—	222	222
Total financial liabilities	$5	$—	$7,977	$7,982
(1) Included in Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
(2) Includes $0.4 million certificates of deposit required to fulfill the Company's obligations in connection with a real estate lease agreement.
(3) Included in Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets as of
June 30, 2023 and December 31, 2022.
The Company classifies money market funds, certain payment-dependent notes receivable, and payment-dependent notes payable within Level 1 of the fair value hierarchy because the Company values these investments using quoted market prices.
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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Subsequent to the Merger, the Series B-1 Preferred Stock Warrants and Junior Preferred Stock Warrants were converted to common stock warrants. As a result, the Series B-1 Preferred Stock Warrants were remeasured at fair value prior to the conversion resulting in a change in fair value of $0.1 million for the three and six months ended June 30, 2022, which was recognized as a component of change in fair value of warrant liabilities within the unaudited condensed consolidated statements of operations, and subsequently settled in additional paid-in capital as a result of the conversion to equity-classified common stock warrants. The Junior Preferred Stock Warrants were remeasured at fair value prior to the conversion to common stock warrants, which did not result in a change in fair value as of the conversion date. These warrants remained liability-classified after the conversion into the common stock warrants as the Company's obligation with respect to these warrants is capped at a fixed monetary amount and may be settled in a variable number of common shares. The Legacy Forge warrant liabilities were remeasured at fair value as of June 30, 2023, which resulted in a loss of $1.2 million and loss of $1.1 million for the three and six months ended June 30, 2023, respectively.
The Company estimated the fair value of the Legacy Forge warrant liabilities, as of June 30, 2023 and December 31, 2022, respectively, using the following key assumptions:

	June 30, 2023	December 31, 2022
Fair value of underlying securities	$2.43	$1.73
Expected term (years)	2.36	2.9
Expected volatility	99.6%	46.1%
Risk-free interest rate	4.7%	4.2%
Expected dividend yield	0.0%	0.0%

Fair value per warrant	$0.56	$0.15
Private Placement Warrants
The Company classifies the Private Placement Warrants within Level 3, because significant unobservable inputs are used to estimate fair value. To estimate the fair value of Private Placement Warrants, the Company used a binomial lattice model in a risk-neutral framework. The Private Placement Warrant liabilities were remeasured at fair value as of June 30, 2023, which resulted in a loss of $2.6 million and a loss of $2.5 million for the three and six months ended June 30, 2023, respectively. The significant assumptions used in the analysis were the trading price of the Company’s Common Stock as of June 30, 2023 and December 31, 2022, respectively, using the following key assumptions:

	June 30, 2023	December 31, 2022
Fair value of underlying securities	$2.43	$1.73
Expected term (years)	3.7	4.2
Expected volatility	101.9%	44.6%
Risk-free interest rate	4.4%	4.1%
Expected dividend yield	0.0%	0.0%

Fair value per warrant	$0.37	$0.03

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Transfers Into and Out of Level 3
The Company transfers financial instruments out of Level 3 on the date when underlying input parameters are readily observable from existing market quotes. For payment-dependent notes payable and receivable, transfers from Level 3 to Level 1 generally relate to a company going public and listing on a national securities exchange. During the six months ended June 30, 2023 there were no transfers of securities into or out of Level 3. During the six months ended June 30, 2022, the transfer of Private Placement Warrants from Level 2 to Level 3 was due to the redemption and exercises of the Public Warrants which resulted in the lack of an identical instrument with a quoted price (see Note 11).
The following tables provide reconciliation for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2023 and 2022 (in thousands):

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2022	$7,371	$7,977
Change in fair value of payment-dependent notes receivable	(1,541)	—
Change in fair value of payment-dependent notes payable	—	(1,541)
Change in fair value of Junior Preferred Stock Warrants	—	1,084
Change in fair value of Private Placement Warrants	—	2,538
Balance as of June 30, 2023	$5,830	$10,058

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2021	$13,453	$21,297
Change in fair value of payment-dependent notes receivable	2,834	—
Change in fair value of payment-dependent notes payable	—	2,834
Change in fair value of Series B-1 Preferred Stock warrant liability	—	106
Settlement of Series B-1 Preferred Stock Warrant Liability via conversion to equity-classified common stock warrants	—	(2,950)
Transfer of Private Placement Warrants out of Level 2 to Level 3	$—	$20,461
Balance as of June 30, 2022	$16,287	$41,748
5. Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid insurance	$3,782	$3,250
Prepaid software	1,296	1,406
Other prepaid expenses	1,437	1,546
Certificates of deposit	2,665	—
Other current assets	1,626	2,177
Prepaid expenses and other current assets	$10,806	$8,379

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Internal-Use Software, Net
Capitalized internal-use software consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Capitalized internal-use software	$9,063	$9,605
Less: Accumulated amortization	(3,385)	(1,965)
Total capitalized internal-use software	$5,678	$7,640
For the three and six months ended June 30, 2023, the Company recorded amortization expense on capitalized internal-use software placed in service of $0.7 million and $1.4 million, respectively. The Company recorded $0.5 million of impairment loss for developed software that will no longer be put into service, included in general and administrative expense within the unaudited condensed consolidated statements of operations during the six months ended June 30, 2023. No impairment was recorded for the three months ended June 30, 2023. For the three and six months ended June 30, 2022, the Company recorded amortization expense on capitalized internal-use software placed in service of $0.9 million and $1.0 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued professional services	$1,176	$1,299
Contingent liability	1,534	—
Accrued taxes and deferred tax liabilities	1,017	1,006
Common stock unvested liability	386	589
Other current liabilities	3,324	3,527
Total	$7,437	$6,421
6. Goodwill and Intangible Assets, Net
The Company carried out interim impairment tests of its long-lived assets pursuant to ASC 360 - Property, Plant, and Equipment, and its goodwill in accordance with ASC 350 - Intangibles - Goodwill and other. No impairment losses were recorded for the long-lived assets or goodwill as of June 30, 2023. See Note 2, "Summary of Significant Accounting Policies," for additional information.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The components of intangible assets and accumulated amortization are as follows (in thousands):

	As of June 30, 2023
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Goodwill from acquisitions		$120,948	$—	$120,948
Finite-lived intangible assets:
Developed technology	1.3 years	$13,200	$(9,428)	$3,772
Customer relationships	5.7 years	7,507	(3,181)	4,326
Launched in-process research and development assets	3.2 years	960	(336)	624
Total finite-lived intangible assets		$21,667	$(12,945)	$8,722
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total intangible assets		23,891	(12,945)	10,946
Total goodwill and intangible assets		$144,839	$(12,945)	$131,894

	As of December 31, 2022
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Goodwill from acquisitions		$120,948	$—	$120,948
Finite-lived intangible assets:
Developed technology	1.8 years	$13,200	$(8,035)	$5,165
Customer relationships	6.1 years	7,507	(2,677)	4,830
Launched in-process research and development assets	3.7 years	960	(240)	720
Total finite-lived intangible assets		$21,667	$(10,952)	$10,715
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total intangible assets		$23,891	$(10,952)	$12,939
Total goodwill and intangible assets		$144,839	$(10,952)	$133,887
Amortization expense related to finite-lived intangible assets for the three and six months ended June 30, 2023 was $1.0 million and $2.0 million, respectively, and was included in depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations. Amortization expense related to finite-lived intangible assets for the three and six months ended June 30, 2022 was $1.1 million and $2.0 million, respectively.
The table below presents estimated future amortization expense for finite-lived intangible assets as of June 30, 2023 (in thousands):

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amount
Remainder of 2023	$1,975
2024	3,462
2025	802
2026	754
2027	610
Thereafter	1,119
Total	$8,722

7. Leases
The Company leases real estate for office space under operating leases. As of June 30, 2023, the remaining lease terms varied from 0.25 years to 2.5 years. For certain leases, the Company has an option to extend the lease term for a period of 3 years. This renewal option is not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.
Operating lease expense, included in rent and occupancy in the unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$834	$1,092	$1,792	$2,020
Variable lease expense	$223	$137	$472	$240
Total operating lease expenses (1)	$1,057	$1,229	$2,264	$2,260

Sublease income (2)	$226	$88	$452	$237
(1) Operating lease expense is included in rent and occupancy in the unaudited condensed consolidated statements of operations
(2) Sublease income is included in Other income (expenses), net in the unaudited condensed consolidated statements of operations

As of June 30, 2023 and December 31, 2022, the weighted-average remaining lease term was 2.3 and 2.6 years, respectively. As of June 30, 2023 and December 31, 2022, the weighted-average discount rate was 6.1% .

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future undiscounted lease payments under operating leases as of June 30, 2023 were as follows (in thousands):

	Lease Payment Obligation	Sublease Income	Net Lease Obligation
Remainder of 2023	$1,950	$(316)	$1,634
2024	2,134	(360)	1,774
2025	1,619	(210)	1,409
2026	—	—	—
2027	—	—	—
Total undiscounted lease payments	$5,703	$(886)	$4,817
Less: imputed interest	(346)
Present value of future lease payments	5,357
Less: operating lease liabilities, current	2,832
Operating lease liabilities, noncurrent	$2,525
As of June 30, 2023, the Company did not have any additional significant lease contracts that had not yet commenced.
During the six months ended June 30, 2022, the Company ceased using one of its leased office spaces and made a decision to sublease this space to a third party. The sublease agreement was signed in April 2022. Based on the terms of the sublease agreement, the Company determined that the right-of-use asset related to this office space is impaired, and recorded an impairment loss of $0.3 million for the six months ended June 30, 2022 in rent and occupancy in the unaudited condensed consolidated statements of operations. There was no impairment loss for leases for the six months ended June 30, 2023.
8. Commitments and Contingencies
The Company is subject to claims and lawsuits in the ordinary course of business, including arbitration, class actions and other litigation, some of which include claims for substantial or unspecified damages. The Company is also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. The Company reviews its lawsuits, regulatory inquiries and other legal proceedings on an ongoing basis and provides disclosures and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management’s best estimate when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If no amount within the range is considered a better estimate than any other amount, an accrual for losses is recorded based on the bottom amount of the range. The Company's accrual for probable and estimable loss contingencies was $1.5 million as of June 30, 2023, recorded in Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. Short term accruals for loss contingencies are recorded in accrued expenses and other current liabilities, accruals for long term loss contingencies are recorded in other liabilities, noncurrent on the unaudited condensed consolidated balance sheets and expensed in general and administrative expenses in our unaudited condensed consolidated statements of operations. The Company monitors these matters for developments that would affect the likelihood of a loss and the accrued amount, if any, and adjusts the amount as appropriate.
Legal Proceedings
On January 7, 2022, Erika McKiernan, in her capacity as Stockholder Representative for the former stockholders of SharesPost, filed a lawsuit against the Company in the Court of Chancery of the State of Delaware, asserting claims in connection with the Agreement and Plan of Merger, dated as of May 10, 2020, by and among the Company, SharesPost, Thanksgiving Merger Sub, Inc., and Erika McKiernan as the Stockholder Representative, as amended on November 6, 2020 (the "SharesPost Merger Agreement”). In general, the complaint asserts breaches of the SharesPost Merger Agreement and seeks declaratory judgements establishing those breaches. On February 24, 2022, the Company filed its Answer and a counterclaim denying the alleged claims. On March 9, 2022, SharesPost submitted its Reply denying the Company's counterclaim and the majority of the Company's allegations. In August 2022, SharesPost filed an Amended Complaint adding the public company parent, Forge Global Holdings, Inc. as a party to the action. The Company disputes the claims and intends to defend the suit vigorously.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On March 29, 2023, the Company was named as a defendant in a lawsuit brought by an alleged former warrant holder of the Company, in a case captioned Alta Partners, LLC v. Forge Global Holdings, Inc., No. 1:23-cv-2647 in the United States District Court for the Southern District of New York. Plaintiff’s allegations include breaches of the Warrant Agreement dated December 15, 2020, breach of the implied covenant of good faith and fair dealing, and violation of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"). Plaintiff’s complaint seeks, among other things, an award of money damages. The Company disputes the claims and intends to defend the suit vigorously.
As of June 30, 2023, the Company had a receivable of $1.6 million in prepaid expenses and other current assets on the consolidated balance sheets, which it expects to collect from the escrow related to the acquisition of IRA Services, Inc. Certain additional claims were filed against this escrow and, per a ruling in January 2023, one of these claims is likely to proceed to trial. Despite this development, the Company believes the claim is not expected to have a significant impact on the likelihood of collecting the aforementioned receivable.
401(k) Plan
The Company has established a tax-qualified retirement plan under Section 401(k) of the Internal Revenue Code for all of its U.S. employees, including executive officers, who satisfy certain eligibility requirements, including requirements relating to age and length of service. The Company matches 2% of every dollar contributed to the plan by employees, including executive officers, up to a maximum of $5.8 thousand. During the three and six months ended June 30, 2023, the Company recorded 401(k) contribution expense related to the defined contribution plan of $0.2 million and $0.5 million, respectively, in compensation and benefits in the unaudited condensed consolidated statements of operations. During the three and six months ended June 30, 2022, the Company recorded 401(k) contribution expense of $0.2 million and $0.6 million, respectively.
Non-Cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for its operating leases, software products, and services. As of June 30, 2023, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer, excluding operating lease obligations (See Note 7, "Leases," for additional information) as follows (in thousands):

Amount
Remainder of 2023	$1,985
2024	1,947
2025	1,993
2026	2,203
2027	1,253
Thereafter	—
Total	$9,381
9. Off Balance Sheet Items
Forge Global Advisors LLC ("Forge Advisors"), a wholly-owned subsidiary of the Company and an investment adviser registered under the Investment Advisers Act of 1940, as amended, advises investment funds, each of which are organized as a series of Forge Investments LLC and segregated portfolio companies of Forge Investments SPC and Forge Investments II SPC (such investment funds and portfolio companies individually and collectively referred to as “Investment Funds”). The Investment Funds are each formed for the purpose of investing in securities relating to a single private company and are owned by different investors. Effective January 1, 2023, Forge Advisors serves as the manager of the Forge Investments LLC series Investment Funds. Prior to January 1, 2023, the Forge Investments LLC series Investment Funds were managed by a third-party fund administrator. The Company utilizes a third-party fund administrator to manage the Forge Investments SPC and Forge Investments II SPC Investment Funds. The Company has no ownership interest nor participation in the gains or losses of the Investment Funds. The Company does not consolidate Forge Investments LLC, Forge Investments SPC, Forge Investments II SPC, or any of the Investment Funds, because the Company has no direct or indirect interest in the Investment Funds and the amount of expenses the Company pays on behalf of the Investment Funds are not significant to the entities. Investors in the Investment Funds do not have any recourse to the assets of the Company.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
While not contractually required, Forge Advisors may, at its sole discretion, absorb certain expenses on behalf of the Investment Funds. Transaction-based expenses include fund insurance and fund management expenses and are recorded in transaction-based expenses in the unaudited condensed consolidated statements of operations. Audit and accounting related services are recorded in professional services in the unaudited condensed consolidated statements of operations. Professional services expenses of $0.3 million and $0.7 million were recognized in the unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2023, respectively. Transaction-based expenses of $0.1 million and $0.2 million and professional services expenses of $0.3 million and $0.6 million were recognized during the three and six months ended June 30, 2022, respectively.
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
As of June 30, 2023, the Company had authorized 2,000,000,000 and 100,000,000 shares of common stock and preferred stock respectively, and the Company had 174,386,713 shares of common stock and no shares of preferred stock issued and outstanding.
Settlement of Nonrecourse Related-Party Promissory Notes
In connection with the Merger, the Company entered into loan offset agreements with certain executives (the “Loan Offset Agreement”) as a result of outstanding promissory notes that were due from these executives as of the Closing Date. As a result of the Loan Offset Agreements, the Company agreed to offset the after-tax value of the transaction bonus that the executives received in connection with the Merger (see Note 3, "Recapitalization", for additional information) against the entire outstanding balance of the nonrecourse promissory notes, including any unpaid interest, as of one day immediately prior to the closing of the Merger. The total amount of outstanding promissory notes that were offset against the transaction bonus was $5.5 million, which included $1.3 million related to unvested shares included in the accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. The related bonus expense was recorded as compensation and benefits in the unaudited condensed consolidated statements of operations for the six months ended March 31, 2022.
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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Prior to the Merger, the May 2020 Warrants and October 2020 Warrants were classified as Warrant liabilities in Legacy Forge's consolidated balance sheets. Legacy Forge remeasured the May 2020 Warrants and October 2020 Warrants at each balance sheet date to their fair value (See Note 4, "Fair Value Measurements", for additional information). Subsequent to the Merger, the May 2020 Warrants and October 2020 Warrants were converted to Legacy Forge's common stock warrants. As a result, the May 2020 Warrants and October 2020 Warrants were adjusted to fair value prior to the conversion, and then settled in additional paid-in capital as a result of the conversion to equity-classified common stock warrants. During the six months ended June 30, 2022 the Company recorded fair value adjustments of $0.1 million for the May 2020 Warrants and October 2020 Warrants, respectively, in change in fair value of warrant liabilities in the Company’s unaudited condensed consolidated statements of operations.
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
The Company recorded changes in the fair value of the Junior Preferred Stock Warrants, that were converted to warrants to purchase common stock, of $0.1 million as change in fair value of warrant liabilities in the Company's unaudited condensed consolidated statements of operations during the six months ended June 30, 2023. There was no change in fair value of warrant liabilities for the six months ended June 30, 2022.
Public Warrants and Private Placement Warrants
As the accounting acquirer, Legacy Forge is deemed to have assumed 7,386,667 warrants for Class A common stock that were held by Motive Capital Funds Sponsor, LLC (the “Sponsor”) at an exercise price of $11.50 ("Private Placement Warrants"), 13,799,940 Class A common stock warrants held by MOTV's shareholders at an exercise price of $11.50 ("Public Warrants"), and 4,666,664 Public Warrants at an exercise price of $11.50 that were issued in connection with the A&R FPA that was consummated upon the Closing Date. The warrants are exercisable subject to the terms of the warrant agreement, including but not limited to, the Company having an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"), covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. The warrants expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation. All of the Private Placement Warrants are still outstanding as of June 30, 2023.
Subsequent to the Merger, the Private Placement Warrants and Public Warrants met liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement Warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
12. Share-Based Compensation
Prior Stock Plan
In March 2018, Legacy Forge adopted its 2018 Equity Incentive Plan (as amended from time to time, the “2018 Plan”), which provides for grants of share-based awards, including stock options and restricted stock awards, and other forms of share-based awards. The 2018 Plan was terminated in March 2022 in connection with the adoption of the 2022 Stock Option and Incentive Plan (the “2022 Plan”). Accordingly, no shares are available for future grants under the 2018 Plan following the adoption of the 2022 Plan.
2022 Stock Plan
In March 2022, prior to and in connection with the Merger, the Company adopted the 2022 Plan, which provides for grants of share-based awards, including stock options and restricted stock units (“RSUs”), and other forms of share-based awards. Through June 30, 2023, the Company has authorized 18,076,331 shares of common stock for the issuance of awards under the 2022 Plan. In addition, the number of shares of common stock reserved and available for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2023 and on each January 1 thereafter and ending on the tenth anniversary of the adoption date of the 2022 Plan, in an amount equal to (i) 3% of the outstanding number of shares of common stock of the Company on the preceding December 31, or (ii) a lesser number of shares as approved by the Company's board of directors.
2022 Employee Stock Purchase Plan
In March 2022, prior to and in connection with the Merger, the Company adopted the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). Through June 30, 2023, the Company has authorized the issuance of 5,797,609 shares of common stock under purchase rights granted to the Company's employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each year, beginning on January 1, 2023 and each January 1 thereafter until the 2022 ESPP terminates according to its terms, by the lesser of (i) 4,072,000 shares of common stock, or (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31. The Company's board of directors may determine that such increase will be less than the amount set forth in (i) and (ii) above.
Reserve for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2023	December 31, 2022
Warrants to purchase common stock	3,282,652	3,282,652
Stock options issued and outstanding under 2018 Plan	8,768,567	12,853,072
Shares available for grant under 2022 Plan (1)	2,710,446	4,804,751
RSUs issued and outstanding under 2022 Plan	20,037,504	10,884,476
Shares available for grant under 2022 ESPP	5,797,609	4,072,000
Outstanding Private Placement Warrants	7,386,667	7,386,667
Total shares of common stock reserved	47,983,445	43,283,618

(1) To the extent outstanding options granted under the 2018 Plan are cancelled, forfeited, or otherwise terminated without being exercised and would have been returned to the share reserve under the 2018 Plan following the closing date of the Merger, the number of shares of common stock underlying such awards will be available for future awards under the 2022 Plan.
Stock Options
Stock options generally vest over four years and expire ten years from the date of grant. Vested stock options generally expire three months to five years after termination of employment. Stock option activity during the six months ended June 30, 2023 consisted of the following (in thousands, except for share and per share data):

	Stock Options	Weighted Average Exercise Price	Weighted- Average Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	12,853,072	$2.39	7.0	$7,055
Exercised	(452,300)	0.73
Cancelled/Forfeited/Expired	(3,582,205)	3.72
Balance as of June 30, 2023	8,818,567	$1.94	6.4	$10,879

Vested and exercisable as of June 30, 2023	6,772,837	$1.76	6.0	$9,096
There were no stock options granted during the six months ended June 30, 2023 and 2022. The total grant date fair value of stock options vested during the six months ended June 30, 2023 and 2022 was $3.0 million and $9.4 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was $0.4 million and $2.7 million, respectively.
The Company recorded share-based compensation of $1.3 million and $2.9 million related to stock options for the three and six months ended June 30, 2023, respectively. The Company recorded share-based compensation of $2.4 million and $10.1 million for the three and six months ended June 30, 2022, respectively. In addition, for the six months ended June 30, 2022, the Company recognized share-based compensation expense of $0.6 million related to pre-close issuance of common stock for services.
Unrecognized share-based compensation expense for unvested stock options granted and outstanding as of June 30, 2023, is $6.7 million, which is to be recognized over a weighted-average period of 1.8 years.
Performance and Market Condition Awards
In May 2021, Legacy Forge’s board of directors granted the Chief Executive Officer a performance and market condition-based option (the "CEO Option") covering 3,122,931 shares of Legacy Forge's Class AA common stock with an exercise price of $3.9760 per share. The options are divided into three tranches of 1,040,979 options, 1,040,979 options, and 1,040,979 options, corresponding to the three Aggregate Exit Proceeds Thresholds (as defined below). The awards vest only upon the satisfaction of (1) certain performance conditions, which is the occurrence of an IPO, merger with a SPAC, or a secondary sale for total proceeds of at least $250.0 million and (2) market condition, which is holders of Legacy Forge's B-1 convertible preferred stock having realized (i) aggregate exit proceeds with a fair market value of at least $9.94, $14.91, and

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
$19.88 per share (the “Share Price Thresholds”); and (ii) an aggregate interest rate compounded annually which, when used as the discount rate to calculate the net present value, with respect to the occurrence of an IPO, merger with a SPAC or acquisition, that is equal to or greater than 20.0%, 30.0%, and 35.0% (the “IRR Thresholds,” and together with the Share Price Thresholds, the “Aggregate Exit Proceeds Thresholds”). In the event of an IPO or a merger with a SPAC, the Aggregate Exit Proceeds Thresholds are measured on the basis of the closing price average for any trailing 20 trading day period (the “Measurement Period”) that occurs following such IPO or a merger with a SPAC, with the Measurement Period commencing upon expiration of the 180-day lock-up period following such IPO or merger with a SPAC, until the options expire or the Chief Executive Officer ceases to provide services to the Company. The options expire within 10 years less one day following the grant date. Upon consummation of the Business Combination, the performance condition was met and the Company recorded cumulative catch-up compensation expense of $4.6 million for the three and six months ended June 30, 2022. Total compensation expense recognized for the CEO Option during the three and six months ended June 30, 2023 was $0.2 million and $0.5 million, respectively.
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
Effective June 15, 2023, and pursuant to approval by the Company's stockholders at the Company's 2023 annual stockholder meeting held on June 14, 2023 (the "Annual Meeting"), the Company cancelled the CEO Options and concurrently granted a market-based RSU award (the “CEO RSU”) representing the right to receive up to 2,339,030 shares of the Company’s common stock under the 2022 Plan based on the achievement of three specified stock price performance metrics. The CEO RSU is divided into three tranches that will vest if the average closing price of the Company’s common stock meets or exceeds $4.00, $8.00 or $12.00 for any trailing 20 trading day period. The CEO RSU will forfeit when the Chief Executive Officer ceases to provide services to the Company.
The Company concluded that the cancellation of the CEO Option and the concurrent grant of a replacement award was accounted for as a modification of the terms of the cancelled award. The Company concluded that the vesting condition in connection with the achievement of a target price per common stock share qualifies as a market condition, and the condition related to continuous service as the CEO qualifies as a service condition. The Company determined that June 15, 2023 is the modification date. As the CEO RSU contains market and service conditions, the fair value of the CEO RSU was measured using the Monte Carlo simulation model. The derived service period of each tranche is the requisite service period over which the compensation expense with respect to each tranche is recognized. The Monte Carlo simulation model incorporates the probability of satisfying the market conditions and uses inputs and assumptions including stock price, contractual terms, volatility, and risk-free interest rates. The total fair value of the CEO RSU was $4.1 million as of the modification date.
The total incremental costs related to the cancelled CEO Option and reissued CEO RSU was less than $0.1 million. The incremental compensation cost is being recognized over the remaining derived service period of the CEO RSU. In addition, as the CEO Option was cancelled and not forfeited, no previously recognized compensation costs was reversed, and the unrecognized compensation cost related to the cancelled CEO Option will be recognized over the new derived service period of the CEO RSU proportionally to the fair value of each tranche. The Company recognized less than $0.1 million in share-based compensation expense related to the cancelled CEO Option and reissued CEO RSU in the three and six months ended June 30, 2023.
Early Exercised Options
Under the 2018 Plan, certain stock option holders may have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the option holders, until the options are fully vested. As of June 30, 2023 and December 31, 2022, the cash proceeds received for unvested shares of common stock recorded within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets were $0.4 million and $0.6 million, respectively, which will be transferred to additional paid-in capital upon vesting.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Options Granted to Directors
In July 2021, Legacy Forge’s board of directors granted options to certain members of the board in connection with their services, to purchase 499,669 shares of Legacy Forge's Class AA common stock at exercise price of $5.43 per share. Subject to the option agreement, the options shall vest in full and become exercisable immediately prior to the consummation of a deemed liquidation event or SPAC transaction. The performance-based vesting condition for the options granted to certain board members was satisfied as of March 31, 2022, and the Company recorded $1.2 million of share-based compensation expense related to the options granted to certain board members.
RSUs
The Company’s RSUs are convertible into shares of the Company’s common stock upon vesting on a one-to-one basis, and generally contain time-based vesting conditions. RSUs granted to certain executives also contain market-based vesting conditions (the “Executive Retention RSUs”) or performance-based vesting conditions (the "Executive Performance RSUs"). The RSUs generally vest over the service period of one to four years.
RSU activity during the six months ended June 30, 2023 was as follows:

	Total RSUs	Service-based	Performance-based	Market-based	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	10,578,313	9,171,289	—	1,407,024	$10.04
Granted	11,676,439	7,531,859	1,805,550	2,339,030	1.59
Vested(1)	(1,416,507)	(947,497)	—	(469,010)	19.65
Forfeited	(814,970)	(814,970)	—	—	14.29
Unvested as of June 30, 2023	20,023,275	14,940,681	1,805,550	3,277,044	$4.26

(1) Common stock has not been issued in connection with 14,229 vested RSUs because such RSUs were unsettled as of June 30, 2023.
During the three and six months ended June 30, 2023, the Company recognized share-based compensation expense of $7.5 million and $13.3 million, respectively, related to all its RSUs. During the three and six months ended June 30, 2022, the Company recognized share-based compensation expense of $2.5 million related to its RSUs. Future share-based compensation expense for unvested RSUs as of June 30, 2023 was $61.9 million, which is to be recognized over a weighted-average period of 2.3 years.
Executive Retention RSUs
On June 1, 2022, as a result of the consummation of the Merger, the Compensation Committee of the Company's board of directors (the "Compensation Committee") granted a total of 1,859,137 RSUs to certain executives (the “Executive Retention RSUs”) that contained market-based vesting conditions in addition to time-based vesting conditions. The Executive Retention RSUs vest in three equal tranches on the earlier of: (1) first, second, and third anniversaries of the consummation of the Merger, respectively, (the “Time Vesting Component”) or (2) achievement of following market-based conditions:
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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In December 2022, the Company accelerated vesting of 251,364 stock options and 210,987 Executive Retention RSUs of one of its executives in connection with the termination of employment with the Company. During the three and six months ended June 30, 2023, 469,010 Executive Retention RSUs were vested. During the three and six months ended June 30, 2023, the Company recognized share-based compensation expense of $1.3 million and $2.6 million, respectively, related to the Executive Retention RSUs. During the three and six months ended June 30, 2022, the Company recognized share-based compensation expense of $5.7 million. Unrecognized share-based compensation expense for unvested Executive Retention RSUs as of June 30, 2023 was $3.8 million, which is to be recognized over a weighted-average period of 0.7 years.
Executive Performance RSUs
On April 24, 2023, the Compensation Committee and the Board granted a total of 4.9 million RSUs to certain executives. 3.1 million of the RSUs granted are subject to time-based vesting conditions and 1.8 million of the RSUs granted are subject to performance-based vesting conditions in addition to time-based vesting conditions. The performance-based vesting RSUs will vest based on the achievement of the Company's revenue goals for the fiscal year ended December 31, 2023 (as certified by the Compensation Committee or the Board, as applicable) and continued service through each applicable vesting date.
13. Income Taxes
The Company’s effective tax rates from continuing operations was (1.2)% and (1.0)% for the three and six months ended June 30, 2023, respectively, and 0.7% and 0.2% for the three and six months ended June 30, 2022, respectively. The Company’s full valuation allowance in the United States caused the year-to-date effective tax rate to be different from the U.S. federal statutory tax rate.
14. Net Loss per Share
The Company has one class of common stock. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period using the two-class method. The Company’s stock options, warrants, and early exercised stock options are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders because the holders of these securities do not have a contractual right to share in the Company's losses, and their effect would be antidilutive. Therefore, the net loss for the six months ended June 30, 2023 and 2022 was attributed to common stockholders only.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except for share and per share data):
31

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Forge Global Holdings, Inc., basic	$(24,889)	$(5,119)	$(46,077)	$(69,543)
Less: Decrease in fair value of public warrants	—	(28,757)	—	(10,291)
Net loss attributable to common stockholders, diluted	$(24,889)	$(33,876)	$(46,077)	$(79,834)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, basic	173,289,549	167,052,900	172,565,508	116,815,363
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, diluted	173,289,549	173,578,093	172,565,508	120,584,585
Net loss per share attributed to common stockholders:
Basic	$(0.14)	$(0.03)	$(0.27)	$(0.60)
Diluted	$(0.14)	$(0.20)	$(0.27)	$(0.66)
The following potentially dilutive shares were excluded in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	June 30, 2023	December 31, 2022
Outstanding options	8,768,567	12,853,072
Common stock and preferred stock warrants	3,282,652	3,282,652
Private Placement Warrants issued upon Merger	7,386,667	7,386,667
Common stock subject to repurchase	772,581	1,064,323
Restricted stock units	20,023,275	10,884,476
Total	40,233,742	35,471,190
15. Related Party Transactions
On September 7, 2022, the Company and DBAG formed a subsidiary, Forge Europe GmbH. DBAG is a shareholder of the Company and one of the Company's directors is affiliated with this entity. See Note 1, "Organization and Description of Business," for additional information.
Financial Technology Partners LP (“Financial Technology Partners”), a shareholder of the Company and affiliated entity of one of the Company's former directors, previously served as financial and strategic advisor to the Company on its financing, merger, and acquisition transactions. During the six months ended March 31, 2022, the Company incurred $18.3 million in fees to Financial Technology Partners, of which $17.4 million was related to common stock issued during the Merger and was recorded as a reduction to additional paid-in capital. The remaining $0.9 million was related to issuance of Public and Private Placement Warrants, including warrants issued to A&R FPA investors, and was expensed immediately upon consummation of the Merger as acquisition-related transaction cost in the unaudited condensed consolidated statements of operations. During the six months ended June 30, 2023, the Company did not have transactions with this related party.
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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Prior to the Business Combination, one of Legacy Forge's directors was also a director of Temasek Holding (Private) Limited ("Temasek"). Temasek, through its wholly-owned subsidiary, Ossa Investments Pte. Ltd, purchased 1,000,000 shares of the Company's common stock (for a purchase price of $10.0 million) in the PIPE Investment, concurrently and in connection with the closing of the Business Combination. This transaction was on the same terms as the other investors who purchased shares in the PIPE Investment pursuant to certain subscription agreements dated September 13, 2021. During the six months ended June 30, 2023, the Company did not have transactions with this related party.
The Company has entered into client engagement agreements with certain companies to serve as the exclusive transaction agent to help facilitate private purchases of shares of issuers. These companies are identified as related parties as they are holders of the Company’s common stock. The Company recognized placement fee revenue for trades executed with these companies in the unaudited condensed consolidated statements of operations. The Company recognized associated revenue of $0.6 million for the three and six months ended June 30, 2022. There was no associated revenue recognized for the three and six months ended June 30, 2023.
A family member of one of the Company’s executive officers is a portfolio manager for investment funds that engage in secondary transactions with the Company in the ordinary course of business. Such transactions became related party transactions upon the employee's appointment to executive officer in April 2023. For the three months ended June 30, 2023, the total value of such transactions was $1.3 million and the aggregate placement fee revenue (less transaction-based expenses) that the Company received from the funds for such transactions was less than $0.1 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provide information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read together with the unaudited condensed consolidated financial statements and related notes to those statements in this Report, as well as our audited consolidated financial statements and related notes to those statements included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023. This discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Report.
Unless the context otherwise requires, references in this section to "Forge," the “Company,” “we,” “us,” and “our,” refer to Forge Global Holdings, Inc. and its subsidiaries following the Business Combination (as defined below).
Business Overview
Forge is building the private market of the future - a more accessible, transparent, and liquid market for participating in private market growth. We offer a trusted trading platform, proprietary data, and insights to inform investment strategies, along with custody services to help companies, shareholders, institutions, and accredited investors confidently navigate and transact in the private market. Our scaled and integrated business model is at the nexus of the private market ecosystem, which we believe creates a sustaining competitive advantage fueling our clients' participation in the private market and our growth. The key solutions offered by our platform include:
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
Corporate History and Background
On March 21, 2022 (the “Closing Date”), we consummated our business combination pursuant to the terms of the Agreement and Plan of Merger, dated September 13, 2021 (the "Merger Agreement"), by and among Motive Capital Corp, a blank check company incorporated as a Cayman Islands exempted company in 2020 ("MOTV"), FGI Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of MOTV (“Merger Sub”), and Forge Global, Inc., a Delaware corporation ("Legacy Forge").
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
Investing in our Platform
We intend to continue to invest in our platform capabilities and regulatory and compliance functions to support new and existing customers and products that we believe will drive our growth. As our customer base and platform functionalities expand, areas of investment priority include product innovation, automation, technology and infrastructure improvements, and customer support. We believe these investments will contribute to our long-term growth. Additionally, we strive to strengthen our relationships with our customers by responding to customer feedback not only through the introduction of new products, but also through improvements to our existing products and services. In this period of market disruption, we are focused on building by improving our platform to drive down the cost and time of trading.
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
•Macroeconomic Events. Customer and business behavior and risk appetite is impacted by the overall macroeconomic environment. Monetary response measures by the Federal Reserve to tackle inflation continue with interest rate increases (425 basis points in 2022 and an additional 100 basis points, to 5.33%, in 2023), and signals that additional raises are possible. The higher interest rate environment has led to volatility in asset valuations risks across public and private equity, real estate, and credit markets. The economy has shown resilience in the face of lowered economic growth forecasts and inverted yield curves, and the risk of a potential recession has reduced; however, a period of prolonged market uncertainty continues. Increased volatility and liquidity risks to private equity valuations, as well as uncertainty around settlement prices for illiquid assets, continue to negatively impact investor appetite and investment preferences across the alternative investment and private markets space. The ongoing military conflict between Russia and Ukraine and increased geopolitical tensions continue to affect energy and commodity prices. Duration risk, exposure to fixed rate assets, and concentrated deposits continue to weigh on regional and global banks, as well as asset managers, vulnerable to rapid customer flight. Liquidity and funding risks for public and private markets continue to be high, even as financial institutions tighten lending and underwriting standards.
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
Types of Buyers/Sellers
The type of client may influence our placement fee revenue. Examples of a type of client are institutional and individual clients, who may receive various placement fee rates depending on different factors. Having clients that come to our platform through external brokers or our private company solutions may also impact our placement fee revenue. The mix of clients in any given period will impact our overall take rate and revenues.
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
Key Business Metrics
We monitor the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The tables below reflect period-over-period changes in our key business metrics, along with the percentage change between such periods. We believe the following business metrics are useful in evaluating our business:

	Three Months Ended		QoQ		Six Months Ended		YoY
Dollars in thousands	June 30, 2023	March 31, 2023	Change	% Change	June 30, 2023	June 30, 2022	Change	% Change
TRADING BUSINESS
Trades	448	306	142	46%	754	1,226	(472)	(38)%
Volume	$153,182	$128,163	$25,019	20%	$281,345	$749,755	$(468,410)	(62)%
Net Take Rate	3.7%	3.6%	0.1%	2.8%	3.6%	3.4%	0.2%	5.9%
Placement fee revenues, less transaction-based expenses	$5,640	$4,613	$1,027	22%	$10,253	$25,225	$(14,972)	(59)%
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

	As of			QoQ		YoY
Dollars in thousands	June 30, 2023	March 31, 2023	June 30, 2022	Change	% Change	Change	% Change
CUSTODY BUSINESS
Total Custodial Accounts	1,970,617	1,937,248	1,739,838	33,369	2%	230,779	13%
Assets Under Custody	$15,299,816	$14,828,350	$15,274,252	$471,466	3%	$25,564	—%
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
The following table reconciles net loss to our Adjusted EBITDA for the periods presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Net loss	$(25,100)	$(21,261)	$(46,361)	$(69,543)
Add:
Interest income (expense), net	(1,319)	(1,509)	(2,828)	(287)
Provision for (benefit from) income taxes	293	185	478	158
Depreciation and amortization	1,747	1,789	3,536	3,103
Loss or impairment on long lived assets	—	536	536	446
Share-based compensation expense	8,809	7,401	16,210	19,262
Change in fair value of warrant liabilities	3,790	(168)	3,622	5,402
Acquisition-related transaction costs (1)	—	—	—	4,398
Transaction bonus (2)	—	—	—	17,735
Adjusted EBITDA	$(11,780)	$(13,027)	$(24,807)	$(19,326)
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
We categorize our services into the following three categories:
Placement fees — We maintain a platform which generates revenues through our Forge Markets offering with volume-based fees sourced from institutions, individual investors, and private equity holders. Placement fees represent fees charged by us for executing a private placement on our platform. We earn agency placement fees in non-underwritten transactions, such as private placements of equity securities. We enter into arrangements with individual accredited customers or Investment Funds to execute private placements in the secondary market. We anticipate placement fees to grow in the long run as the secondary market continues to grow and we continue to execute trades more efficiently. Revenues generated from our data solutions are classified as part of Placement fees in our unaudited condensed consolidated statements of operations.
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
Subscription Fees — We generate revenues through our Forge Data offering with subscription fees earned from our data product, Forge Intelligence, and through our private company solutions fees. We anticipate subscription fees to continue to grow as we expand our sales and marketing efforts and develop more features and products. Subscription fees for the periods presented were included as part of placement fees in the unaudited condensed consolidated statements of operations.
Transaction-based expenses
Transaction-based expenses represent fees incurred to support placement activities. These include, but are not limited to, those for fund management, fund and trade settlement, external broker fees, and transfer fees. We generally expect these expenses to increase in absolute dollars as our placement fee revenue grows.
Compensation and benefits
Compensation and benefits expense is our most significant operating expense and includes employee wages, bonuses, share-based compensation, severance costs, benefits, and employer taxes. The incentive component of our compensation and benefits expense consists of amounts paid based on the achievement of sales targets and discretionary bonuses, which are based on both our financial performance and individual employee performance. While we expect our compensation and benefits expense to increase as our revenue grows and we hire additional personnel to support new products and services, in the near term, we are focused on aligning our headcount with current business needs and making strategic headcount additions to support growth. The share-based compensation component of compensation and benefits expense may or may not increase as we continue to align our headcount with current and future business needs.

Professional services
Professional services expense includes fees for accounting, tax, auditing, legal and regulatory services as well as consulting services received in connection with strategic and technology initiatives. We have and may continue to incur additional professional services expenses as we continue implementing procedures and processes to address public company regulatory requirements and customary practices.
Acquisition-related transaction costs
Acquisition-related transaction costs consist primarily of professional services fees for investment banking advisors, legal services, accounting advisory, and other external costs directly related to acquisitions and other strategic opportunities. While acquisition-related transaction costs may be significant they are non-recurring in nature. Acquisition-related transaction costs in the six months ended June 30, 2022, include costs related to the Business Combination, which consisted of legal, accounting, and other professional services directly related to the Business Combination, but not considered as part of issuance cost. We may explore and pursue acquisitions and other strategic opportunities and as a result, may incur acquisition-related transaction costs in future periods.
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
General and administrative
General and administrative includes insurance, travel and entertainment, reserves for contingent losses, including allowances for bad debts and legal proceedings, and other general and administrative costs.
Depreciation and amortization
Depreciation and amortization is attributable to property and equipment, intangible assets, and capitalized internal-use software.
Interest income and other income (expense)
Interest income primarily includes interest income earned on our cash and cash equivalents.
Change in fair value of warrant liabilities
Changes in the fair value of warrant liabilities, including Public Warrants and Private Placement Warrants, are related to warrant liabilities that are marked-to-market each reporting period with the change in fair value recorded in the accompanying unaudited condensed consolidated statements of operations until the warrants are exercised, expire, or other facts and circumstances lead the warrant liabilities to be reclassified to stockholders’ equity or deficit.
Other income (expenses), net
Other income (expenses), net, includes loss on an equity method investment, and other non-operating income and expenditures.
Provision for (benefit from) income taxes
Income tax expense consists of federal, state, and foreign income taxes. We maintain a valuation allowance against deferred tax assets except as relate to our indefinite-lived deferred tax liabilities as we have concluded it is not more likely than not that we will realize our net deferred tax assets.
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations for the interim periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Total revenues, less transaction-based expenses	$16,637	$15,460	$32,097	$36,351
Operating expenses:
Compensation and benefits	25,154	25,762	50,916	71,024
Other	14,036	12,666	26,702	30,126
Total operating expenses	39,190	38,428	77,618	101,150
Operating loss	$(22,553)	$(22,968)	$(45,521)	$(64,799)
Total interest income and other income (expenses)	(2,254)	1,892	(362)	(4,586)
Loss before provision for income taxes	$(24,807)	$(21,076)	$(45,883)	$(69,385)
Provision for income taxes	293	185	478	158
Net loss	$(25,100)	$(21,261)	$(46,361)	$(69,543)
Net loss attributable to noncontrolling interest	(211)	(73)	(284)	—
Net loss attributable to Forge Global Holdings, Inc.	$(24,889)	$(21,188)	$(46,077)	$(69,543)
Revenue

	Three Months Ended		QoQ		Six Months Ended		YoY
(in thousands)	June 30, 2023	March 31, 2023	Change	% Change	June 30, 2023	June 30, 2022	Change	% Change
Placement fees	$5,723	$4,632	$1,091	24%	$10,355	$25,536	$(15,181)	(59)%
Custodial administration fees	10,997	10,847	150	1	21,844	11,126	10,718	96
Total revenues	$16,720	$15,479	$1,241	8%	$32,199	$36,662	$(4,463)	(12)%
Transaction-based expenses	(83)	(19)	(64)	337	(102)	(311)	209	(67)
Total revenues, less transaction-based expenses	$16,637	$15,460	$1,177	8%	$32,097	$36,351	$(4,254)	(12)%
Comparison of Three Months Ended June 30, 2023 and March 31, 2023
Total revenues, less transaction-based expenses, increased $1.2 million, or 8%.
Placement fees revenue increased by $1.1 million, or 24%, driven by a 46% increase in trading volumes and a modest improvement in net take rate in the three months ended June 30, 2023. Custodial administration fees increased by $0.2 million, or 1%. Assets under custody increased $471.5 million to $15.3 billion as of June 30, 2023, as compared to

March 31, 2023, consistent with the increase in custodial accounts during the three months ended June 30, 2023. Total custodial accounts increased 2%, to 1,970,617, as of June 30, 2023. Cash deposits, a component of assets under custody, continued to trend downward in the three months ended June 30, 2023, as customers shift balances to higher yielding investments. To the extent this trend continues, and interest rates stabilize or decline, custodial administration fee revenue could decline.
Comparison of Six Months Ended June 30, 2023 and June 30, 2022
Total revenues, less transaction-based expenses, decreased $4.3 million, or 12%.
Placement fees decreased by $15.2 million, or 59%, driven by lower trading volume. Custodial administration fees increased by $10.7 million, or 96%, driven by rate increases for these services and increased revenue from cash administration services. Total custodial accounts increased 13% as compared to June 30, 2022. Transaction-based expenses decreased by $0.2 million, or 67%, driven by the cessation of forward fund trades which carry fund insurance costs.
Compensation and benefits

	Three Months Ended		QoQ		Six Months Ended		YoY
(in thousands)	June 30, 2023	March 31, 2023	Change	% Change	June 30, 2023	June 30, 2022	Change	% Change
Salary	$13,230	$13,529	$(299)	(2)%	$26,759	$22,104	$4,655	21%
Incentive compensation and other bonus	1,563	3,261	(1,698)	(52)	4,824	26,971	(22,147)	(82)
Share-based compensation	8,809	7,401	1,408	19	16,210	19,262	(3,052)	(16)
Benefits and other	1,552	1,571	(19)	(1)	3,123	2,687	436	16
Total compensation and benefits	$25,154	$25,762	$(608)	(2)%	$50,916	$71,024	$(20,108)	(28)%
Comparison of Three Months Ended June 30, 2023 and March 31, 2023
Compensation and benefits expense decreased $0.6 million, or 2%.
Incentive compensation and other bonus decreased $1.7 million as a result of lower attainment of Company performance targets offset, in part, by an increase in commissions in connection with higher placement fee revenue in the three months ended June 30, 2023. Share-based compensation expense increased $1.4 million primarily due to new grants of RSUs, including executive performance RSUs, granted under our 2022 Plan in the three months ended June 30, 2023. Refer to Note 12, "Share-Based Compensation," to our unaudited condensed consolidated financial statements included elsewhere in this Report.
Comparison of Six Months Ended June 30, 2023 and June 30, 2022
Compensation and benefits expense decreased $20.1 million, or 28%.
Incentive compensation and other bonus expense decreased $22.1 million, primarily due to one-time transaction bonuses for certain executives of $17.7 million related to the consummation of the Business Combination in the six months ended June 30, 2022 and $3.9 million due to the lower attainment of Company performance targets in the six months ended June 30, 2023. Share-based compensation decreased $3.1 million primarily due to $5.8 million from the cumulative catch-up compensation expense recognized in connection with performance and/or market condition-based options in the six months ended June 30, 2022, offset by $1.6 million from new RSUs granted during the six months ended June 30, 2023. These decreases were partially offset by increases in headcount from organic growth of our business operations which drove increases in salaries and benefits of $4.7 million and $0.4 million, respectively.

Other operating expenses

	Three Months Ended		QoQ		Six Months Ended		YoY
(in thousands)	June 30, 2023	March 31, 2023	Change	% Change	June 30, 2023	June 30, 2022	Change	% Change
Professional services	$3,265	$2,736	$529	19%	6,001	7,370	$(1,369)	(19)%
Acquisition-related transaction costs	—	—	—	—	—	4,398	(4,398)	(100)
Advertising and market development	876	677	199	29	1,553	2,945	(1,392)	(47)
Rent and occupancy	1,148	1,326	(178)	(13)	2,474	2,706	(232)	(9)
Technology and communications	3,475	3,390	85	3	6,865	4,832	2,033	42
General and administrative	3,525	2,748	777	28	6,273	4,772	1,501	31
Depreciation and amortization	1,747	1,789	(42)	(2)	3,536	3,103	433	14
Total other operating expenses	$14,036	$12,666	$1,370	11%	$26,702	$30,126	$(3,424)	(11)%
Comparison of Three Months Ended June 30, 2023 and March 31, 2023
Other operating expenses increased $1.4 million, or 11%.
Increases in professional services, primarily attributable to a $0.3 million increase in legal fees and a $0.2 million increase in accounting and finance costs, and $0.2 million higher advertising and market development in connection with the Company's Forge Data solutions, were offset by declines of $0.2 million and $0.8 million in rent and occupancy and general and administrative expenses, respectively, as compared to the three months ended March 31, 2023. The decline in rent and occupancy is attributable to the Company's rationalization of its office space needs, which resulted in a reduction of space. The increase in general and administrative expenses was primarily attributable to a $1.5 million increase in contingent loss liability partially offset by lower company liability insurance costs and $0.5 million in impairment losses on internally developed software recognized during the three months ended March 31, 2023.
Comparison of Six Months Ended June 30, 2023 and June 30, 2022
Other operating expenses decreased $3.4 million, or 11%.
Acquisition-related transaction costs of $4.4 million related to the Business Combination were recognized in the six months ended June 30, 2022. Cost containment efforts also resulted in a decline in advertising, occupancy, and third-party software engineer expenses of $1.4 million, $0.2 million, and $0.7 million, respectively. These costs savings were partially offset by higher technology and communications of $1.6 million from the impact of lower capitalizable software development costs and $1.3 million for software licensing fees to support business growth. General and administrative expenses increased $1.5 million primarily due to a $1.5 million increase in contingent losses and $0.3 million higher company liability insurance in the six months ended June 30, 2023, partially offset by a $0.4 million decrease in bad debt reserves as the Company focused on improving collections.

Total interest income and other income (expenses)

	Three Months Ended		QoQ		Six Months Ended		YoY
(in thousands)	June 30, 2023	March 31, 2023	Change	% Change	June 30, 2023	June 30, 2022	Change	% Change
Interest income	$1,319	$1,509	$(190)	(13)%	2,828	$287	$2,541	885%
Change in fair value of warrant liabilities	(3,790)	168	(3,958)	n/m	(3,622)	(5,402)	1,780	(33)
Other income (expenses), net	217	215	2	1	432	529	(97)	(18)
Total interest income and other income (expenses)	$(2,254)	$1,892	$(4,146)	(219)%	$(362)	$(4,586)	$4,224	(92)%
Comparison of Three Months Ended June 30, 2023 and March 31, 2023
Total interest income and other income (expenses) decreased $4.1 million, or 219%, primarily from a $4.0 million unfavorable change in the fair value of the Public and Private Placement Warrants liability during the three months ended June 30, 2023. Refer to Note 11, "Warrants," to our unaudited condensed consolidated financial statements included elsewhere in this Report.
Comparison of Six Months Ended June 30, 2023 and June 30, 2022
Total interest income and other income (expenses) increased $4.2 million, or 92%, to a loss of $0.4 million in the six months ended June 30, 2023, from a loss of $4.6 million in the six months ended June 30, 2022 . Increase is attributable to favorable interest rates earned on the Company's cash balances and to smaller unfavorable change in the fair value of the Public and Private Placement Warrants.
Liquidity and Capital Resources
To date, we have financed our operations primarily through revenue from operations, issuances of securities, issuances of debt, and proceeds from the Business Combination. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures, and investments in business acquisitions.
As of June 30, 2023, our principal source of liquidity was our cash and cash equivalents balance of $159.5 million. Since our inception, we have generated operating losses as reflected in our accumulated deficit. We had an accumulated deficit of $236.5 million as of June 30, 2023.
We believe our existing cash and cash equivalents as of June 30, 2023 will be sufficient to meet our operating working capital and capital expenditure requirements for at least twelve months from the date of this Report. Our future financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform, and the expansion of sales and marketing activities. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
We intend to continue to make investments in product development, sales efforts, and additional general and administrative costs in connection with operating as a public company. We expect to continue to maintain financing flexibility in the current market conditions. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
Our future capital requirements will depend on many factors including our revenue growth rate, the timing, and extent of spending to support further sales, and marketing and research and development efforts. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.

Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(31,337)	$(48,362)
Investing activities	$(2,764)	$(3,435)
Financing activities	$(227)	$182,154
Operating Activities
Cash used in operating activities for the six months ended June 30, 2023 of $31.3 million was primarily driven by our net loss of $25.1 million, adjusted for non-cash charges of $25.7 million and net cash outflows of $10.6 million in connection with changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $16.2 million, change in fair value of warrant liabilities of $3.6 million and depreciation and amortization of $3.5 million. The main driver of the cash outflows from the changes in operating assets and liabilities was related to a decrease in accrued compensation and benefits of $7.5 million attributable to the payments made during the six months ended June 30, 2023, for incentive compensation related to prior year.
Cash used in operating activities for the six months ended June 30, 2022 of $48.4 million was primarily related to our net loss of $69.5 million, adjusted for non-cash charges of $39.1 million and net cash outflows of $17.9 million related to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $19.3 million, changes in fair value of warrant liabilities of $5.4 million, settlement of related party promissory notes of $5.5 million and transaction expenses related to the Business Combination of $3.1 million. The main drivers of the cash outflows were derived from the changes in operating assets and liabilities were driven by a decrease in accrued compensation and benefits of $12.7 million.
Investing Activities
Cash used in investing activities was $2.8 million for the six months ended June 30, 2023. During the period, the Company invested $2.7 million in certificate of deposits with maturities greater than 90 days. Investments with maturities of 90 days or less are classified as cash and cash equivalents on the unaudited condensed consolidated balance sheets. Consistent with delivering customer-centric platform capabilities, our technology development cycles have become shorter and more fluid, with a heavier focus on the preliminary project stages including feasibility and proof-of-concept. Activities that occur during the preliminary project stage are expensed as incurred. We do not anticipate incurring material development costs that would meet the capitalization criteria. There were no amounts capitalized in connection with internal-use software during the six months ended June 30, 2023.
Cash used in investing activities was $3.4 million for the six months ended June 30, 2022, which consisted primarily of cash paid for capitalized internal-use software.
Financing Activities
Cash used in financing activities was $0.2 million for the six months ended June 30, 2023, as activities have normalized subsequent to the Business Combination.
Cash provided by financing activities was $182.2 million for the six months ended June 30, 2022, which consisted primarily of proceeds from completion of the Business Combination of $7.9 million, and proceeds of $208.0 million from PIPE investment and A&R FPA investors, partially offset by payments for offering costs of $56.4 million.
Contractual Obligations

Our contractual obligations have not changed materially outside of the normal course of business since December 31, 2022. For further information, see Part II, Item 7, "Liquidity and Capital Resources" in Item 7 of Part II of our Annual Report on Form 10-K filed with the SEC on March 1, 2023.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K filed with the SEC on March 1, 2023.
Impairment of Long-Lived Assets
The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company also evaluates the period of depreciation and amortization of long-lived assets to determine whether events or circumstances warrant revised estimates of useful lives. When indicators of impairment are present, the Company determines the recoverability of its long-lived assets by comparing the carrying value of its long-lived assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the estimated future undiscounted cash flows demonstrate the long-lived assets are not recoverable, an impairment loss would be calculated based on the excess of the carrying amounts of the long-lived assets over their fair value. No impairment charges were recognized during the six months ended June 30, 2023.
Goodwill and Other Intangible Assets, Net
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but is tested for impairment annually on October 1, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators or competition. Potential impairment indicators may also include, but are not limited to, (i) the results of the Company’s most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, (iii) declines in the Company’s market capitalization below its book value, and the magnitude and duration of those declines, (iv) a reorganization resulting in a change to the Company’s operating segments, and (v) other macroeconomic factors, such as increases in interest rates that may affect the weighted average cost of capital or volatility in the equity and debt markets. No impairment charges were recognized during the six months ended June 30, 2023.
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
Recent Accounting Pronouncements
See the section titled "Summary of Significant Accounting Policies" in Note 2 of our Annual Report on Form 10-K filed with the SEC on March 1, 2023.
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
Interest Rate Risk
Our exposure to changes in interest rates relates to interest earned on our cash and cash equivalents, term deposits, and interest incurred in relation to our debts. In addition, changes in interest rates could drive a significant impact to our custodial administration fees. If the Federal Reserve lowers interest rates, our customers receive reduced interest payments on their uninvested cash balances, which in turn limits the portion of sub-account fees we collect in exchange for facilitating the acquisition of FDIC insurance on behalf of the customer.
We perform a net interest sensitivity analysis to evaluate the effect that changes in interest rates might have on our revenue. The analysis assumes that the asset and liability structure of our unaudited condensed consolidated balance sheets would not be changed as a result of a simulated change in interest rates. The results of the analysis based on our financial position for the three months ended June 30, 2023 indicate that a hypothetical 50 basis point increase or decrease in interest rates would have impacted our custodial administration fee revenues by $0.7 million. Additionally, we perform a net interest sensitivity analysis to evaluate the effect that a hypothetical increase or decrease in risk-free rates would have on our interest income. The results of the analysis based on our financial position for the three and six months ended June 30, 2023 indicate that a hypothetical 100 basis point increase or decrease in risk-free rates would not have a material effect on our financial results.
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
Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have affected the carrying amount of our net assets by approximately $1.0 million as of June 30, 2023 and December 31, 2022. To date, we have not engaged in any hedging strategies. As our international activities grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.
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
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II - Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is available in Note 8, "Commitments and Contingencies," to the unaudited condensed consolidated financial statements in this Report.
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
•Our customers may encounter difficulties with investing through our platform, and face risks including those related to a lack of information available about private companies, liquidity concerns, and potential transfer or sale restrictions with respect to securities offered on our platform.
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
•We rely on our management team and will require additional key personnel to grow our business, and the loss of key management members or key personnel, or an inability to hire key personnel, could harm our business.
•Our business is subject to extensive laws and regulations promulgated by U.S. state, U.S. federal and non-U.S. laws, including those applicable to broker dealers, investment advisers and alternative trading systems, such as regulation by the SEC and FINRA in the jurisdictions in which we operate. Compliance with laws and regulations require significant expense and devotion of resources, which may adversely affect our ability to operate profitably.
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

Our net loss was $25.1 million and $5.1 million for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $236.5 million. We may continue to incur net losses in the future. We will need to generate and sustain significant revenue for our business generally in future periods in order to achieve and maintain profitability. We also expect general and administrative expenses to continue to increase to meet the increased compliance and other requirements associated with operating as a public company and evolving regulatory requirements.

Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. We may continue to incur losses, and we may not achieve or maintain future profitability due to a number of reasons, including the risks described in this Report, unforeseen expenses, difficulties, complications and delays, and other unknown events. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from expanding our operations, this could make it difficult for you to evaluate our current business and our future prospects and have a material adverse effect on our business, financial condition, and results of operations.

We face intense and increasing competition and, if we do not compete effectively, our competitive positioning and our operating results will be harmed.

We expect our competition to continue to increase. In addition to established enterprises and global banks, we may also face competition from early-stage companies attempting to capitalize on the same, or similar, opportunities as we are. Some of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources and a larger customer base than we do. Any of these advantages would allow competitors to potentially offer more competitive pricing or other terms or features, a broader range of investment and financial products, or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in customer preferences, among other items. Our existing or future competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services, which could attract new customers away from our services and reduce our market share in the future. Additionally, when new competitors seek to enter our markets, or when existing market participants seek to increase their market share, these competitors sometimes undercut, or otherwise exert pressure on, the pricing terms prevalent in that market, which could adversely affect our revenues, market share, or ability to capitalize on new market opportunities.

Our customers may encounter difficulties with investing through our platform, and face risks including those related to a lack of information available about private companies, liquidity concerns, and potential transfer or sale restrictions with respect to securities offered on our platform.

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
•private companies are not required to make periodic public filings, and therefore certain capitalization, operational, and financial information may not be available for evaluation;
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

The majority of our revenue is derived from commissions earned on securities-based transactions, or placement fees. We maintain a platform which generates revenue through our Forge Markets offering by volume-based fees sourced from institutions, individual investors, and shareholders. Furthermore, although we continue to invest and develop our platform to complete transactions in a more automated and tech enabled manner, portions of our platform rely upon manual procedures carried out by our private market specialists who help facilitate trades between buyers and sellers. We also generate revenues through our Forge Trust offering with account fees, cash management fees and custody-as-a-service fees through custodial offerings, or custodial administration fees for all Forge customers and also through our Forge Intelligence and our private company solutions.

With respect to placement fees, a decline in the price of securities transactions brokered by us, a decline in the financial markets generally, or a decline in fee rates could negatively impact our revenue and overall financial position. Additionally, if we fail to acquire and retain new institutions, individual investors and shareholders, or fail to do so in a cost-effective manner, we may be unable to increase revenue and achieve profitability for our Forge Markets and Forge Trust offerings. Additionally, our Forge Intelligence and private company solutions may not gain market acceptance or prove to be profitable in the long term. While some of our issuer customers may prefer that we not publish the transaction prices for transactions in their securities, which could impact our Forge Intelligence and Forge Markets offerings, we maintain that such prices are, by definition, information belonging to us. We negotiate exceptions to this policy on a case-by-case basis, and such exceptions have historically been very limited.

We are continually refining our revenue and business model, which is premised on creating a virtuous cycle for our clients to engage in more products across our platform. We promote our complementary offerings such as Forge Intelligence and our private company solutions to the institutions, individual investors and shareholders who partake in our Forge Markets offering. There is no assurance that these efforts will be successful or that we will generate revenues commensurate with our efforts and expectations, or become profitable. We may be forced to make significant changes to our revenue and business model to compete with our competitors’ offerings, and even if such changes are undertaken, there is no guarantee that they will be successful. Additionally, we will likely be required to hire, train and integrate qualified personnel to meet and further our business objectives, and our ability to successfully do so is uncertain.

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

Our continued business and revenue growth is dependent on our ability to attract new customers, retain existing customers, and increase their use of our products, and we cannot be sure that we will be successful in these efforts. As we expand our business operations and potentially enter new markets, new challenges in attracting and retaining customers will arise that we may not successfully address. Our success, and our ability to increase revenues and operate profitably, depends in part on our ability to cost-effectively acquire new customers, retain existing customers, and keep existing customers engaged so that they continue to use our products and services.

If we fail to effectively manage any future growth, our business, operating results, and financial condition could be adversely affected.

We have and expect to continue to experience growth, and intend to continue to expand our operations. This growth has placed, and will continue to place, significant demands on our management and operational and financial infrastructure, and our business, financial condition, and results of operations could be materially and adversely affected if we are unable to manage such growth.

In addition, we are required to continuously develop and adapt our systems and infrastructure in response to the increasing sophistication of the financial services market, evolving fraud and information security landscape, and regulatory developments relating to existing and projected business activities. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system apt to address such growth, and will require us to incur significant additional expenses, expand our workforce, and commit additional senior management and operational resources.

To manage our growth effectively, we must continue to improve our operational, financial, and management systems and controls by, among other things:

•effectively attracting, training, integrating, and retaining new personnel;

•further improving our key business systems, processes, and information technology infrastructure, including our and third-party services, to support our business needs;

•enhancing our information, training, and communication systems to ensure that our personnel are well-coordinated and can effectively communicate with each other and our customers; and

•improving our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results.

If we fail to manage our expansion, implement improvements, or maintain effective internal controls and procedures, our costs and expenses may increase more than we plan and we may lose the ability to develop new solutions, satisfy our customers, respond to competitive pressures, or otherwise execute our business plan.

Our projections and key performance metrics are subject to significant risks, assumptions, estimates, judgments, and uncertainties. As a result, our financial and operating results may differ materially from our expectations.

We operate in a competitive industry, and our projections and calculations of key performance metrics are subject to the risks and assumptions made by management with respect to our industry. Operating results are difficult to forecast because they generally depend on a number of factors, including the competition we face, as well as our ability to attract and retain customers while generating sustained revenues through our services. We may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. Any of these factors could cause our operating results in a given quarter to be higher or lower than expected, which makes creating accurate forecasts and budgets challenging. As a result, we may fall materially short of our forecasts and expectations, including with respect to our key performance metrics, which could cause our stock price to decline and investors to lose confidence in us and our business, financial condition, and results of operations.

We may require additional capital to satisfy our liquidity needs and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, and may be delayed or prohibited by applicable regulations.

Maintaining adequate liquidity is crucial to our securities brokerage business operations, including key functions such as transaction settlement and custody requirements. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external equity financing. Increases in the number of customers, fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, may affect our ability to meet our liquidity needs. Our broker-dealer subsidiary, Forge Securities LLC (“Forge Securities”), is subject to Rule 15c3-1 under the Exchange Act, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, and Forge Securities is subject to Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain certain liquidity reserves. Additionally, our trust company subsidiary, Forge Trust, is subject to minimum capital requirements of the State of South Dakota, in which it is chartered.

A reduction in our liquidity position could reduce our customers’ confidence in us, which could result in the withdrawal of customer assets and loss of customers, or could cause us to fail to satisfy broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties, or other sanctions, including suspension or expulsion by the SEC, FINRA, or other self-regulatory organizations or state regulators, and could ultimately lead to the liquidation of our broker-dealers or other regulated entities.

In addition to requiring liquidity for our securities brokerage business and our other regulated businesses, we may also require additional capital to continue to support the growth of our business and respond to competitive challenges, including the need to promote our products and services, develop new products and services, enhance our existing products, services, and operating infrastructure, and acquire and invest in complementary companies, businesses, and technologies.

When available cash is not sufficient for our liquidity and growth needs, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all, and our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition, and results of operations. If additional funds are raised through the issuance of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new shares we issue in connection therewith could have rights, preferences, and privileges superior to those of our current stockholders. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue future business opportunities. In addition, the current market environment with rising term structures of rates, increasing credit spreads, and a lull in capital raise activities generally, could make it challenging to raise capital or shore up additional liquidity.

We have previously completed and may continue to evaluate and complete acquisitions in the future, which could require significant management attention, result in additional dilution to our stockholders, increase expenses, and disrupt our business and adversely affect our financial results.

Our success will depend, in part, on our ability to expand our business. In some circumstances, we may determine to do so through the acquisition of complementary assets, businesses, and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete or integrate acquisitions. The risks we face in connection with acquisitions include:

•diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•poor quality or misleading performance data available during due diligence, and resultant inability to realize the projected benefits of such acquisitions;

•coordination of technology, product development, risk management, and sales and marketing functions;

•retention of personnel from the acquired company, and retention of our personnel who were attracted to us because of our smaller size or for other reasons;

•cultural challenges associated with integrating personnel from the acquired company into our organization;

•integration of the acquired company’s accounting, management information, human resources, and other administrative systems;

•the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, information security safeguards, procedures, and policies;

•potential write-offs or impairments of goodwill, other intangible assets, or long-lived assets ;

•liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities;

•litigation or other claims in connection with the acquired company, including claims from terminated employees, subscribers, former shareholders, or other third parties; and

•geographic expansion that may expose our business to known and unknown regulatory compliance risks including elevated risk factors for tax compliance, money laundering controls, and supervisory controls oversight.

Our failure to address these risks or other problems encountered in connection with our acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, regulatory obligations to further capitalize our business, and goodwill and intangible asset impairments, any of which could harm our financial condition and negatively impact our shareholders. To the extent we pay the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. In addition, to the extent we issue equity securities to pay for any such acquisitions or investments, any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

Macroeconomic, market, public health, and geopolitical conditions may harm our business and our reputation.

As a financial services company, our business, results of operations, and reputation are directly affected by elements beyond our control, such as macroeconomic and geopolitical conditions that might affect the volatility in financial markets. Capital markets are experiencing a period of economic uncertainty and disruption, given the monetary responses of U.S. and global regulators to tame inflation through means such as interest rate hikes. The Federal Reserve increased interest rates by 425 basis points, to 4.33%, in 2022. As of the filing of this Report, the Federal Reserve raised interest rates by an additional 100 basis points, to 5.33%, in 2023, and has signaled that additional, albeit limited, raises are impending. This has led to increased volatility and liquidity risks to private equity valuations, as well as uncertainty around settlement prices for illiquid assets, and has negatively impacted investor appetite and investment preferences across the alternative investment and private markets space. The U.S. economy has shown resilience to potential financial vulnerabilities; however, systemic asset valuation risks persist across public and private equity markets, as well as the real estate and credit sectors. Lowered economic growth forecasts and inverted yield curves have strengthened potential recession markers, which indicates a period of continued uncertainty. A prolonged weakness in the U.S. equity markets could also cause our existing customers to incur losses, which in turn could cause our brand and reputation to suffer. If our reputation is harmed, the willingness of such customers to continue engaging with our platform could decrease, which would further adversely affect our business, financial condition, and results of operations.

The ongoing military conflict between Russia and Ukraine and increased geopolitical tensions continue to affect energy and commodity prices, inflation, and could affect both global business' and individuals’ market response and behavior. Any such effects could also potentially harm our business, financial condition, and results of operations.

Potential disruptions and instability in the banking industry and other parts of the financial services sector could adversely affect our business operations, funding and liquidity risks.

Duration risk, exposure to fixed rate assets, and concentrated deposits have recently made a few regional and global banks, as well as asset managers, vulnerable to rapid customer flight. Earlier events in the banking industry such as the Silicon Valley Bank collapse and similar banking failures have increased liquidity and funding risks for public and private markets, even as financial institutions have tightened lending and underwriting standards. Any negative effects from these events could potentially harm our business, financial condition, and results of operations.

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

Harm to our brand can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality, inadequate protection or actual or perceived misuse of personally identifiable information, compliance failures and claims, regulatory inquiries and enforcement, rumors, litigation, and other claims, misconduct by our partners, personnel, or other counterparties, and actual or perceived failure to adequately address the environmental, social, and governance expectations of our various stakeholders, any of which could lead to a tarnished reputation and loss of customers. We may in the future be the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our brand and deter customers from adopting our services. Any negative publicity about our industry or our company, the quality and reliability of our products and services, our compliance and risk management processes, changes to our products and services, our privacy, data protection, and information security practices, litigation, regulatory licensing, and infrastructure, and the experience of our customers with our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain a strong and trusted brand, our business, financial condition, and results of operations could be materially and adversely affected.

We conduct our brokerage and other business operations through subsidiaries and may in the future rely on dividends from our subsidiaries for a substantial amount of our cash flows.

We may in the future depend on dividends, distributions, and other payments from our subsidiaries to fund payments on our obligations, including any debt obligations we may incur. Regulatory and other legal restrictions may limit our ability to transfer funds to or from certain subsidiaries, including Forge Securities. In addition, certain of our subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations, including any debt obligations we may incur and otherwise conduct our business by, among other things, reducing our liquidity in the form of corporate cash. In addition to negatively affecting our business, a significant decrease in our liquidity could also reduce investor confidence in us. Certain rules and regulations of the SEC and FINRA may limit the extent to which our broker-dealer subsidiary may distribute capital to us. For example, under SEC rules applicable to Forge Securities, a dividend in excess of 30% of a member firm’s excess net capital may not be paid without Forge Securities providing prior written notice. Compliance with these rules may impede our ability to receive dividends, distributions, and other payments from Forge Securities.

Fluctuations in interest rates could impact our business.

Fluctuations in interest rates may adversely impact our customers’ general spending levels and risk appetite and ability and willingness to invest through our platform. Sustained high interest rates could shift investment preferences and affect fund redemption rates. Additionally, some of our services, such as our Forge Trust services, are affected by interest rate changes. Low interest rates directly reduce our ability to earn custodial administration fees from our Forge Trust services, which would adversely affect our business, financial condition, results of operations, cash flows, and future prospects.

Any failure by us to maintain effective internal controls over financial reporting could have an adverse effect on our business, financial condition and results of operations.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to develop and refine our internal controls over financial reporting. Some members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies, and we have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations, such as generally accepted accounting principles in the United States, could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. We have limited experience with implementing the systems and controls that are necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls, or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of our internal controls over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

Further, weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal controls over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal controls over financial reporting that we may eventually be required to include in our periodic reports that will be filed with the SEC. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting is documented, designed, or operating.

Ineffective disclosure controls and procedures or internal controls over financial reporting could harm our business and also cause investors to lose confidence in the accuracy and completeness of our reported financial and other information, which would likely have a negative effect on the trading price of our shares. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. Furthermore, we could become subject to investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources. These events could have a material and adverse effect on our business, results of operations, financial condition, and prospects.

If our goodwill, or other intangible assets, or fixed assets become impaired, we may be required to record a charge to our earnings.

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of June 30, 2023, we had recorded a total of approximately $131.9 million of goodwill and other intangible assets. An adverse change in domestic or global market conditions, and/or declines in our stock price, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact on our operating results or financial condition.

Regulatory, Tax, and Legal Risks

Our business is subject to extensive laws and regulations promulgated by U.S. state, U.S. federal and non-U.S. laws, including those applicable to broker-dealers, investment advisers, and alternative trading systems, such as regulation by the SEC and FINRA in the jurisdictions in which we operate. Compliance with laws and regulations require significant expense and devotion of resources, which may adversely affect our ability to operate profitably.

We offer investment management services through Forge Global Advisors ("FGA"), an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), which is subject to regulation by the SEC. Forge Securities is an affiliated registered broker-dealer and FINRA member.

Investment advisers are subject to the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions, which apply to our relationships with the funds we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our customers, fund investors, and our investments; including, for example, restrictions on transactions with our affiliates. Accordingly, FGA is subject to periodic SEC examinations and other requirements under the Advisers Act and related regulations primarily intended to benefit advisory customers. These additional requirements relate to matters including maintaining effective and comprehensive compliance programs, record-keeping, and reporting and disclosure requirements. The Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing customers or fail to gain new customers.

Our subsidiary, Forge Securities, is a registered broker-dealer and FINRA member and operates an alternative trading system which files reports with the SEC. The securities industry is highly regulated, including under federal, state, and other applicable laws, rules, and regulations, and we may be adversely affected by regulatory changes related to suitability of financial products, supervision, sales practices, advertising, private placements, application of fiduciary standards, best execution, and market structure, any of which could limit our business and damage our reputation. FINRA has adopted extensive regulatory requirements relating to sales practices, advertising, registration of personnel, compliance and supervision, and compensation and disclosure, to which Forge Securities and its personnel are subject. FINRA and the SEC also have the authority to conduct periodic examinations of Forge Securities, and may also conduct administrative proceedings. Additionally, material expansions of the business in which Forge Securities engages are subject to approval by FINRA. This could delay, or even prevent, the firm’s ability to expand its securities and brokerage offerings in the future.

We are subject to extensive, complex, and evolving laws, rules, and regulations, which are subject to change and which are interpreted and enforced by various federal, state, and local government authorities and self-regulatory organizations. The ultimate impact of these laws and regulations remains uncertain, but may adversely affect our ability to operate profitably.

We are subject to various federal, state, and local regulatory regimes. The principal policy objectives of these regulatory regimes are to protect borrowers, investors, and other financial services customers and to prevent fraud, money laundering, and terrorist financing. Laws and regulations, among other things, impose licensing and qualifications requirements; require various disclosures and consents; mandate or prohibit certain terms and conditions for various financial products; prohibit discrimination based on certain prohibited bases; prohibit unfair, deceptive, or abusive acts or practices; require us to submit to examinations by federal, state, and local regulatory regimes; and require us to maintain various policies, procedures, and internal controls, including in some cases, internal information barriers. There is a risk that our affiliated entities will not maintain proper information barriers if we fail to develop and enforce appropriate policies and procedures regarding information barriers between entities. The introduction of new laws and regulations related to our businesses, and changes in the enforcement of existing laws and regulations, could have a negative impact on our results and ability to operate.

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

As another example, Forge Trust Co., our South Dakota non-depository trust company and one of our wholly-owned subsidiaries, is authorized to act as a custodian of self-directed individual retirement accounts. The United States Congress has recently proposed draft legislation that would significantly limit the types of investments and amounts that may be held in individual retirement accounts which, if enacted as proposed or substantially similar form, could negatively impact our current and future Forge Trust account holders and have an adverse effect on our Forge Trust custody business, which may in turn have an adverse effect on our consolidated financial condition and results of operations.

We are subject to overview by multiple regulators. Forge Trust Co. is subject to regulation and examinations by the South Dakota Division of Banking. Forge Trust Co. is also subject to the Bank Secrecy Act, the regulations promulgated by FinCEN, as well as the economic and trade sanction programs administered by OFAC. Additionally, Forge Lending LLC, our licensed lender with the State of California and one of our wholly-owned subsidiaries, is subject to regulation and examinations by the Department of Financial Protection and Innovation pursuant to the California Finance Lending Laws.

Monitoring and complying with all applicable laws, regulations, and regulators can be difficult and costly. Failure to comply with any of these requirements may result in, among other things, enforcement action by governmental authorities, lawsuits, monetary damages, fines or monetary penalties, restitution or other payments to investors, modifications to business practices, revocation of required licenses or registrations, voiding of loan contracts, and reputational harm, all of which could materially harm our results of operations.

The regulatory requirements to which we are subject result in substantial compliance costs, and our business would be adversely affected if any applicable authorities determine we are not in compliance with those requirements.

We must comply with state licensing requirements and varying compliance requirements in all the states in which we operate and the District of Columbia. In addition, we rely on certain exemptions from licensing requirements in other jurisdictions where we conduct business. Changes in licensing and registration laws may result in increased disclosure requirements, increased fees, or may impose other conditions to licensing or registrations that we or our personnel are unable to meet. In most states and jurisdictions in which we operate, a regulatory agency or agencies regulate and enforce laws relating to loan servicers, brokers, originators, collection agencies, and money services businesses. We are subject to periodic examinations by state and other regulators in the jurisdictions in which we conduct business, which can result in increases in our administrative costs and refunds to borrowers of certain fees earned by us, and we may be required to pay substantial and material penalties imposed by those regulators due to compliance errors, including any failures to properly register for applicable licenses or registrations, or we may lose our license or our ability to do business in the jurisdiction otherwise may be impaired. Fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions.

We may not be able to acquire or maintain all requisite licenses, registrations, and permits. If we change or expand our business activities, such as through our recent establishment of Forge Europe, we may be required to obtain additional licenses before we can engage in those activities. When we apply for a new license, the applicable regulator may determine that we were required to do so at an earlier point in time, and as a result, may impose substantial and material penalties or refuse to issue the license, which could require us to modify or limit our activities in the relevant jurisdiction.

In addition, the jurisdictions that currently do not provide extensive regulation of our business may later choose to do so, and if such jurisdictions so act, we may not be able to obtain or acquire or maintain all requisite licenses, registrations, and permits, which could require us to modify or limit our activities in the relevant jurisdictions. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.

We have expanded and may continue to expand into international markets, which exposes us to significant new risks, and our international expansion efforts may not be successful.

We operate and serve investors in foreign jurisdictions, and our business is subject to the laws and requirements of each jurisdiction in which we operate. Issuers, buyers, and sellers from over 70 jurisdictions use our platform. While our operations are chiefly located in the United States and the majority of our trading revenues are derived from transactions involving U.S. issuers, we have and may continue to expand our operations internationally in order to match the global demand for our products and services.

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

In addition to regulatory risks, there are significant risks and costs inherent in doing business in international markets, including:

•difficulty establishing and managing international operations and the increased operations, travel, infrastructure, and legal and compliance costs associated with locations in different countries or regions;

•difficulties or delays in obtaining and/or maintaining the regulatory permissions, authorizations, licenses, or consents that may be required to offer certain products in one or more international markets;

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

•the need to vary products, pricing, and margins to effectively compete in international markets;

•the need to adapt and localize products for specific countries, including obtaining rights to third-party intellectual property used in each country;

•increased competition from local providers of similar products and services;

•the challenge of positioning our products and services to meet a demand in the local market;

•the ability to obtain, maintain, protect, defend, and enforce intellectual property rights abroad;

•the need to offer customer support and other aspects of our offering (including websites, articles, blog posts, and customer support documentation) in various languages;

•compliance with anti-bribery laws and the potential for increased complexity due to the requirements on us as a group to follow multiple rule sets;

•maintaining risk management frameworks, adherence to appropriate global and local regulatory risk management guidelines, prudential rules, and control standards.

•complexity and other risks associated with current and future legal requirements in other countries, including laws, rules, regulations, and other legal requirements related to cybersecurity and data privacy frameworks and labor and employment laws;

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

We have limited experience with international regulatory environments and market practices, and we may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. We also may fail to sufficiently adapt our offerings in terms of language, culture, issuer operations, shareholder behaviors, investor preferences, or otherwise, which would limit or prevent our success in entering new markets.

We have in the past, and will continue to be, subject to inquiries, exams, investigations, or enforcement matters, any of which could have an adverse effect on our business.

The financial services industry is subject to extensive regulation under federal, state, and applicable international laws. From time to time, we have been threatened with or named as a defendant in lawsuits, arbitrations, and/or administrative claims involving securities, consumer financial services, and other matters.

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

Employee misconduct, including insider trading violations (given the nature of our business), can be difficult to detect and deter, and could harm our reputation and subject us to significant legal liability. We cannot ensure that all of our employees and agents will comply with our internal policies and procedures and applicable law, including anti-corruption, anti-bribery, and similar laws. We may ultimately be held responsible for any such non-compliance.

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

There have been numerous highly-publicized cases of fraud and other misconduct by financial services industry employees. The precautions that we take to detect and deter employee misconduct might not be effective. If any of our employees engage in illegal, improper, or suspicious activity or other misconduct, we could suffer serious harm to our reputation, financial condition, member relationships, and our ability to attract new customers. We also could become subject to regulatory sanctions and significant legal liability, which could cause serious harm to our financial condition, reputation, member relationships, and prospects of attracting additional customers.

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

From time to time, we are also involved in, or the subject of, reviews, requests for information, and investigations and proceedings (both formal and informal) by state and federal governmental agencies and self-regulatory organizations, regarding our business activities and our qualifications to conduct our business in certain jurisdictions, which could subject us to significant fines, penalties, obligations to change our business practices, and other requirements resulting in increased expenses and diminished earnings. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. Moreover, any settlement, or any consent order or adverse judgment in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same activities.

The current regulatory environment, increased regulatory compliance efforts, and enhanced regulatory enforcement have resulted in significant operational and compliance costs and may prevent us from providing certain products and services. There is no assurance that these regulatory matters or other factors will not affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities.

Our risk management and regulatory compliance framework may not be fully effective in identifying or mitigating risk exposures in evolving market and regulatory environments or against all types of risk.

As a financial services company operating in the securities industry, among others, our business model exposes us to various risks, including capital adequacy and liquidity risk, strategic risk, operational risk, information technology risk, cybersecurity risk, vendor/third party risk, financial risk, and reputational risk. Our risk management and compliance processes, policies, and procedures may not be fully effective in identifying or mitigating all exposures and particularly against emerging risks. We have devoted significant resources to develop our compliance and risk management policies and procedures and will continue to do so, but there can be no assurance these are sufficient or that we will not sustain unexpected losses, especially as our business is growing and evolving.

Our limited operating history, evolving business, and growth make it difficult to predict all of the risks and challenges we may encounter and the level of resources needed to address them, particularly when compared with more mature financial services companies. It also makes it difficult to predict completely the landscape of risks we will face as we introduce new products and services and expand into new jurisdictions. Insurance and other traditional risk mitigating tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits, and policy exclusions, as well as risk of counterparty denial of coverage, default, or insolvency. Any perceived or actual breach of laws and regulations could also negatively impact our business, financial condition, and results of operations.

We are subject to stringent laws, rules, regulations, policies, industry standards, and contractual obligations regarding data privacy and security and may be subject to additional related laws and regulations in jurisdictions into which we expand. Many of these laws and regulations are subject to change and reinterpretation and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or other harm to our business.

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards, and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer, and other processing of personal information and other data, including the Gramm-Leach-Bliley Act of 1999 (“GLBA”), Section 5(c) of the Federal Trade Commission Act (the "FTC Act") and the California Consumer Privacy Act (the "CCPA"). The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards, and other obligations may require us to incur additional costs and restrict our business operations, and may require us to change how we use, collect, store, transfer, or otherwise process certain types of personal information and to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder.

In the United States, federal law, such as the GLBA and its implementing regulations, restricts certain collection, processing, storage, use, and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Additionally, the FTC Act imposes standards for the online collection, use and dissemination of personal information. The U.S. government, including Congress, the Federal Trade Commission, and the Department of Commerce, has expressed the need for greater regulation for the collection, use, and other processing of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. There is also a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In addition, privacy advocates and industry groups have proposed and may propose new and different self-regulatory standards that either legally or contractually may apply to our business operations. If we fail to follow these security standards, even if no personal information is compromised, we may incur significant fines or experience a significant increase in costs.

Numerous states have enacted or are in the process of enacting state-level data privacy laws and regulations governing the collection, use, and other processing of state residents’ personal information. For example, the CCPA, which took effect on January 1, 2020, established a new privacy framework for covered businesses such as ours, and may require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides certain data privacy rights to California residents, such as affording California residents the right to access and delete their information and to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their rights under the CCPA. The CCPA allows for severe civil penalties and statutory damages as well as a private right of action for certain data breaches involving personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). Effective in most material respects as of January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and significantly amends the CCPA, including by expanding the CCPA with additional data privacy compliance requirements that may impact our business. The CPRA also establishes a regulatory agency dedicated to enforcing the CCPA, as amended by the CPRA. The effects of the CCPA, as amended by the CPRA, other similar state or federal laws, and other future changes in laws or regulations relating to privacy, data protection, and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfe,r or disclosure, are significant and may require us to modify our data processing practices and policies and could greatly increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future or incur potential liability in an effort to comply with such legislation.

The CPRA and the CCPA have led other states to pass comparable legislation, with potentially greater penalties and more rigorous compliance requirements relevant to our business, and additional states may follow suit. For example, many state legislatures have adopted comprehensive legislation that would apply to the online collection of personal information of a broad number of U.S. state residents, including measures relating to privacy, data security, data breaches, and the protection of sensitive and personal information. We also may be subject to laws in all 50 states which require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. These laws are inconsistent with one another, as certain state laws may be more stringent, broader in scope, or offer greater individual rights with respect to sensitive and personal information. Privacy laws at the federal or international level may also impose differing obligations, which could make our compliance efforts more complex, costly, and may increase the likelihood that we become subject to enforcement actions or other liabilities for noncompliance.

The NYDFS also imposes Cybersecurity Requirements for Financial Services Companies, and which require banks, insurance companies, and other financial services institutions regulated by the NYDFS, including Forge Securities, to establish and maintain a cybersecurity program designed to protect personal information of consumers and ensure the safety and soundness of New York State’s financial services industry. The cybersecurity regulation adds specific requirements for these institutions’ cybersecurity compliance programs and imposes an obligation to conduct ongoing, comprehensive risk assessments. Further, on an annual basis, each institution is required to submit a certification of compliance with these requirements. We have in the past and may in the future be subject to investigations and examinations by the NYDFS regarding, among other things, our cybersecurity practices.

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

We make public statements about our use, collection, disclosure, and other processing of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any failure or perceived failure by us or our third-party service providers to comply with our posted privacy policies or with any applicable federal, state, or similar foreign laws, rules, regulations, industry standards, policies, certifications, or orders relating to data privacy and security, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal information or other customer data, could result in significant awards, fines, civil and/or criminal penalties or judgments, proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition, and results of operations.

We collect, store, share, disclose, transfer, use, and otherwise process customer information and other data, including personal information, and an actual or perceived failure by us or our third-party service providers to protect such information and data or respect customers’ privacy could damage our reputation and brand, negatively affect our ability to retain customers and harm our business, financial condition, operating results, cash flows, and prospects.

The operation of our platform involves the use, collection, storage, sharing, disclosure, transfer, and other processing of customer information, including personal information. Despite our implementation of security measures, security breaches and other security incidents in our internal computer systems, and those of our contractors and consultants, could expose us to a risk of loss or exposure of this information, which could result in potential liability, investigations, regulatory fines, penalties for violation of applicable laws or regulations, litigation, and remediation costs, as well as reputational harm. Further, it may not be possible for us to know all potential ramifications of a disruption event and it is possible that certain risks created may remain undetected for an extended period of time.

Successful and attempted attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication, and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Such attacks can include third parties gaining access to systems and confidential information, including personal information of our employees or customers, including through the use of stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, business email compromises, and other deliberate attacks and attempts to gain unauthorized access or otherwise compromise or disrupt our systems or those of our third-party providers. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, compromise or to sabotage our networks, platforms or systems, and those of our third-party providers change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We or our third-party providers may also experience security breaches or other incidents that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate additional incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

Any or all of the issues above could adversely affect our ability to attract new customers and continue our relationship with existing customers, cause our customers to stop using our products and services, result in negative publicity or subject us to governmental, regulatory or third-party lawsuits, disputes, investigations, orders, regulatory fines, penalties for violation of applicable laws or regulations or other actions or liability, thereby harming our business, financial condition, operating results, cash flows, and prospects. Any accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of, or modification of data, including personal information, cybersecurity breach or other security incident that we, our customers or our third-party service providers experience or the perception that one has occurred or may occur, could harm our reputation, reduce the demand for our products and services, and disrupt normal business operations. In addition, it may require us to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel, and modifying or enhancing our protection technologies, investigating, remediating, or correcting the breach and any security vulnerabilities, defending against and resolving legal and regulatory claims, and preventing future security breaches and incidents, all of which could expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations, or damages for contract breach, divert resources and the attention of our management and key personnel away from our business operations, and cause us to incur significant costs, any of which could materially adversely affect our business, financial condition, and results of operations.

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

We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to significant adverse consequences, including criminal or civil liability and harm our business.

We are subject to the FCPA, U.S. domestic bribery laws, and other U.S. and foreign anti-corruption laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. The failure to comply with any such laws could subject us to criminal or civil liability, cause us significant reputational harm, and have an adverse effect on our business, financial condition, and results of operations.

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

In addition, our platform may infringe upon claims of third-party intellectual property, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. The costs of defending any such claims or litigation could be significant and, if we are unsuccessful, could subject us to substantial liability, prevent us from using the relevant technology or providing related products or services, or result in a requirement that we pay significant damages or licensing fees. Furthermore, our technology may become obsolete, and there is no guarantee that we will be able to successfully develop, obtain, or use new technologies to adapt our platform to stay competitive in the future. If we cannot protect our proprietary technology from intellectual property challenges, or if our platform becomes obsolete, our business, financial condition, and results of operations could be adversely affected.

Accusations of infringement of third-party intellectual property rights could materially and adversely affect our business.

Our success depends upon our ability to refrain from infringing upon the intellectual property rights of others. Some companies, including some of our competitors, may own large numbers of patents, copyrights, and trademarks, which they may use to assert claims against us. As we grow and enter new markets, we will face a growing number of competitors. As the number of competitors in our industry grows and the functionality of products in different industry segments overlaps, we expect that software and other solutions in our industry may be subject to such claims by third parties. Third parties may in the future assert claims of infringement, misappropriation, or other violations of intellectual property rights against us. We cannot assure you that infringement claims will not be asserted against us in the future, or that, if asserted, any infringement claim will be successfully defended. A successful claim against us could require that we pay substantial damages, prevent us from offering our services, or require that we comply with other unfavorable terms. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Changes in tax laws, differences in interpretation of tax laws and regulations, and proposed legislation that would impose taxes on certain financial transactions could have a material adverse effect on our business, financial condition, and results of operations.

We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state, and local and non-U.S. governments. U.S. federal, state, and local and non-U.S. tax laws and regulations are complex and subject to change (possibly with retroactive effect) and to varying interpretations. U.S. federal, state, and local and non-U.S. tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken. This may result in differences in the treatment of revenues, deductions, credits, and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest, or penalties that could have an adverse effect on our financial condition and results of operations. Further, future changes to U.S. federal, state, and local and non-U.S. tax laws and regulations could increase our tax obligations in jurisdictions where we do business or require us to change the manner in which we conduct some aspects of our business.

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

We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, which may have a material impact on our results of operations and cause fluctuations in such results. As of June 30, 2023, we had a valuation allowance for deferred tax assets in the United States and in other countries. Our net deferred tax assets relate predominantly to the U.S. federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. We continue to monitor the likelihood that we will be able to recover our deferred tax assets in the future. Future adjustments in our valuation allowance may be required. The recording of any future increases in our valuation allowance could have a material impact on our reported results, and both the recording and release of the valuation allowance could cause fluctuations in our quarterly and annual results of operations.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its net operating loss carryforwards ("NOLs") to offset future taxable income. Future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. Further, additional changes to federal or state tax laws or technical guidance relating to such laws that would further reduce the corporate tax rate could operate to effectively reduce or eliminate the value of any deferred tax asset. Our tax attributes as of June 30, 2023 may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

Personnel and Business Continuity Risks

We rely on our management team and will require additional key personnel to grow our business, and the loss of key management members or key personnel, or an inability to hire key personnel, could harm our business.

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

Our systems and operations, as well as those of the third parties on whom we rely to conduct certain key functions, are vulnerable to disruptions from natural disasters, power outages, computer and telecommunications failures, software bugs, cyber-attacks, computer viruses, malware, distributed denial of service attacks, spam attacks, phishing or other social engineering, ransomware, security breaches, credential stuffing, technological failure, human error, terrorism, and other similar events. If our technology is disrupted, we may have to make significant investments to upgrade, repair, or replace our technology infrastructure and may not be able to make such investments on a timely basis, if at all. While we have made significant investments designed to enhance the reliability and scalability of our operations, we cannot assure that we will be able to maintain, expand, and upgrade our systems and infrastructure to meet future requirements and mitigate future risks on a timely basis. Disruptions in service and slower system response times could interrupt our business and result in substantial losses, decreased customer service and satisfaction, customer attrition, fines, litigation, and harm to our reputation. Our insurance coverage may be insufficient to protect us against all losses and costs stemming from operational and technological failures and we cannot be certain that such insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material and adverse effect on our business, financial condition, and results of operations.

Information Technology and Data Risks

We depend on third parties for a wide array of services, systems, and information technology applications, and a breach or violation of law by one of these third parties could disrupt our business or provide our competitors with an opportunity to enhance their position at our expense. Additionally, the loss of any of those service providers could materially and adversely affect our business, results of operations, and financial condition.

We rely on third-party service providers to perform various functions relating to operational functions, cloud infrastructure services, and information technology. We do not have control over the operations of any of the third-party service providers that we utilize. In the event that a third-party service provider for any reason fails to perform functions properly, including through negligence, willful misconduct, or fraud, our ability to process billings and perform other operational functions for which we currently rely on such third-party service providers will suffer and our business, cash flows, and future prospects may be negatively impacted.

Additionally, if one or more key third-party service providers were to cease to exist, or to terminate its relationship with us, there could be delays in our ability to process transactions and perform other operational functions for which we are currently relying on such third-party service providers for, and we may not be able to promptly replace such third-party service provider with a different third-party service provider that has the ability to promptly provide the same services in the same manner and on the same economic terms. In many cases, we rely on a single third party to provide such services, and we may not be able to replace that provider on the same terms or at all. As a result of any such delay or inability to replace such key third-party service provider, our ability to process investments and perform other business functions could suffer and our business, financial condition, and results of operations could be materially and adversely affected.

Because we rely on third parties to provide services, we could also be adversely impacted if they fail to fulfill their obligations or if our arrangements with them are terminated and suitable replacements cannot be found on commercially reasonable terms or at all.

Our products and internal systems rely on software that is highly technical, and if these systems contain errors, bugs, or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations or vulnerabilities in our systems, our business could be adversely affected.

Our products and internal systems rely on software, including software developed or maintained internally and by third parties, that is highly technical and complex. In addition, our platform and our internal systems depend on the ability of such software to collect, store, retrieve, transmit, manage, and otherwise process immense amounts of data. The software on which we rely may contain errors, bugs, or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after code has been released for external or internal-use. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software on which we rely may lead to negative customer experiences (including the communication of inaccurate information to customers), compromised ability of our products to perform in a manner consistent with customer expectations, delayed product introductions, compromised ability to protect the data (including personal information) of our customers and our intellectual property, or an inability to provide some or all of our services. Such errors, bugs, vulnerabilities, or defects could also be exploited by malicious actors and result in exposure of data of customers on our platform, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, bugs, vulnerabilities, or defects in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of customers, loss of revenue, regulatory or governmental inquiries, civil litigation, or liability for damages, any of which could have an adverse effect on our business, financial condition, and results of operations.

Certain of our systems also rely on older programming languages and are dependent upon hardware that may soon be in need of replacement. A breakdown or shutdown of our operating systems could cause a major disruption to the business, and our attempts to modernize our systems or implement new hardware or software may not be successful, and may otherwise be costly and time-consuming.

Cyber incidents or attacks directed at us and to our systems could result in unauthorized access, information theft, data corruption, operational disruption, and/or financial and reputational loss, and we may not be able to insure against such risk.

We depend on digital technologies, including information systems, infrastructure, and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information, and sensitive or confidential data. Our platform may make an attractive target for hacking and may be vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions. It is possible that we may not be able to anticipate or to implement effective preventive measures against all security threats of these types, in which case there would be an increased risk of fraud or identity theft. Security incidents could occur from outside our company, and also from the actions of persons inside our company who may have authorized or unauthorized access to our technology systems. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Financial services providers like us, as well as our customers, colleagues, regulators, vendors, and other third parties, have experienced a significant increase in fraudulent activity in recent years and will likely continue to be the target of increasingly sophisticated criminal activity in the future.

We develop and maintain systems and processes aimed at detecting and preventing fraudulent activity, which require significant investment, maintenance, and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security and anti-fraud measures become more sophisticated. Despite our efforts, the possibility of fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices that are outside of our network and control environments. Risks associated with each of these include theft of funds and other monetary loss, the effects of which could be compounded if not detected quickly. Indeed, fraudulent activity may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. Additionally, if hackers were able to access our secure data, they might be able to gain access to the personal information of our customers. If we are unable to prevent such activity, we may be subject to significant liability, negative publicity, and a material loss of customers, all of which may materially and adversely affect our business, financial condition, and results of operations.

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

As a public company, we are incurring legal, accounting, and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the listing requirements of the NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations could continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly since we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations could continue to increase our legal and financial compliance costs and make some activities more time consuming and costly. These additional obligations could have a material adverse effect on our business, financial condition, and results of operations.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have and intend to continue investing resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition, and results of operations.

Our management team has limited experience managing a public company.

Our management has limited prior experience in managing a publicly traded company. As such, our management team may encounter difficulties in managing a public company and in complying with our reporting and other obligations under federal securities laws and other regulations and in connection with operating as a public company. Their lack of prior experience in dealing with the reporting and other obligations and laws pertaining to public companies could result in our management being required to devote significant time to these activities which may result in less time being devoted to our management and growth. In addition, we have and may continue to hire additional personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices, and internal controls over financial reporting required of public companies. We may be required to incur significant expense in connection with these efforts.

Delaware law, our Certificate of Incorporation, and our Bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Delaware law, our Certificate of Incorporation, and our Bylaws contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares, and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our Certificate of Incorporation and our Bylaws include provisions regarding:

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

Our Bylaws provide that, to the fullest extent permitted by law, unless we consent in writing to an alternative forum, (a) the Delaware Court of Chancery (or, if such court does not have, or declines to accept, jurisdiction, another state court or a federal court located in Delaware) will be the exclusive forum for any complaint asserting any internal corporate claims, including claims in the right of Forge based upon a violation of a duty by a current or former director, officer, employee, or stockholder in such capacity, or as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery and (b) the federal district courts of the United States will be the exclusive forum for any complaint asserting a cause of action arising under the Securities Act. The choice of forum provision may limit the ability of our shareholders to bring a claim in a forum that they find favorable for disputes with us or our directors, officers, or other employees, and may discourage such lawsuits. There is uncertainty as to whether a court would enforce this provision. If a court ruled the choice of forum provision was inapplicable or unenforceable in an action, we may incur additional costs to resolve such action in other jurisdictions. The choice of forum provision is intended to apply to the fullest extent permitted by law to the above-specified types of actions and proceedings, including any derivative actions asserting claims under state law or the federal securities laws, and is intended to require, in each case, to the fullest extent permitted by law, that (i) any Securities Act claims be brought in the federal district courts of the United States in accordance with clause (b) of the choice of forum provision and (ii) suits brought to enforce any duty or liability created by the Exchange Act be brought in the United States District Court for the District of Delaware. The provision does not apply to any direct claims brought by our shareholders on their own behalf, or on behalf of any class of similarly situated shareholders, under the Exchange Act. Our shareholders will not be deemed, by operation of the choice of forum provision, to have waived our obligation to comply with all applicable federal securities laws and the rules and regulations thereunder.

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

Stock markets, including the NYSE, the NYSE Amex, and the Nasdaq Stock Market, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid, and orderly trading market develops and is sustained for our common stock, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•the realization of any of the risk factors presented in this Report;

•actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity, or financial condition;

•additions and departures of key personnel;

•failure to comply with the requirements of the NYSE;

•failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

•future issuances, sales or resales, or anticipated issuances, sales, or resales, of common stock;

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

•actual, potential, or perceived control, accounting, or reporting problems;

•changes in accounting principles, policies, and guidelines; and

•general economic and political conditions, such as the effects of ongoing geopolitical tensions related to the military conflict between Russia and Ukraine, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability, and acts of war or terrorism.

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

We have in the past, and we may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance consists of forward-looking statements, subject to the risks and uncertainties described in this Report and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, are inherently uncertain and subject to numerous risks and uncertainties, including those described in this Report, many of which may be beyond our control. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the ongoing geopolitical tensions related to the military conflict between Russia and Ukraine, and recent events in the banking industry, such as the Silicon Valley Bank collapse and similar bank failures. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

If securities or industry analysts do not publish research, publish inaccurate or unfavorable research, or cease publishing research about us, our share price and trading volume could decline significantly.

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

While we have not previously incurred indebtedness to finance our business in the past and do not currently intend to do it in the future, there is no assurance that we will not incur debt or issue equity ranking senior to common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature, or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common stock and be dilutive to existing shareholders.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects, and such other factors as our board of directors deems relevant.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements

On May 25, 2023, Kelly Rodriques, the Company's Chief Executive Officer, terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Such 10b5-1 Plan was adopted on September 18, 2022 and provided for the potential sale of up to 612,812 shares of the Company's common stock. Following the termination of this previous 10b5-1 Plan, Mr. Rodriques entered into a new 10b5-1 Plan on June 2, 2023. This new 10b5-1 Plan provides for the potential sale of up to 1,109,104 shares of the Company's common stock.
Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.
Exhibit Index

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1+#	Amended and Restated Employment Agreement, effective June 21, 2023, by and between Kelly Rodriques and the registrant.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Finance Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

+ Certain of the information, exhibits and schedules, as applicable, to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The registrant agrees to furnish a copy with all omitted information, exhibits and schedules, as applicable, to the SEC upon its request.
# Indicates a management contract or compensatory plan, contract or arrangement.
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Report and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Forge Global Holdings, Inc.

Date: August 8, 2023	By: /s/ Kelly Rodriques
Kelly Rodriques

Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By: /s/ Mark Lee
Mark Lee
Chief Financial Officer (Principal Financial Officer)