Form 10-Q
period 2023-09-30
Forge Global Holdings, Inc.
filed 2023-11-07
CIK 1827821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of November 7, 2023, the registrant had 175,272,598 shares of common stock, $0.0001 par value per share, outstanding.

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
•manage potential funding and liquidity impediments in a high interest rate environment;
•anticipate the impact of new U.S. federal income tax laws, including the impact on deferred tax assets;
•successfully defend litigation;
•manage impacts of adverse geopolitical conflicts, political unrest, and regulatory changes in international markets;
•manage risks associated with macroeconomic uncertainty, such as monetary response measures via interest rate hikes that affect private market volatility, asset valuations, and investor appetite;
•react to potential disruptions and instability in the banking industry and other parts of the financial services sector; and
•respond to fluctuations in interest rates, foreign currency exchange rates, and a deterioration of credit outlook.
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

Part I - Financial Information

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$155,127	$193,136
Restricted cash	1,299	1,829
Accounts receivable, net	3,871	3,544
Prepaid expenses and other current assets	10,148	8,379
Total current assets	$170,445	$206,888
Property and equipment, net	317	359
Internal-use software, net	5,023	7,640
Goodwill and other intangible assets, net	130,897	133,887
Operating lease right-of-use assets	3,379	5,706
Payment-dependent notes receivable, noncurrent	5,763	7,371
Other assets, noncurrent	1,696	1,878
Total assets	$317,520	$363,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,480	$2,797
Accrued compensation and benefits	8,798	13,271
Accrued expenses and other current liabilities	8,121	6,421
Operating lease liabilities, current	2,300	3,896
Total current liabilities	20,699	26,385
Operating lease liabilities, noncurrent	2,002	3,541
Payment-dependent notes payable, noncurrent	5,763	7,371
Warrant liabilities	3,321	606
Other liabilities, noncurrent	185	365
Total liabilities	31,970	38,268
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 175,173,113 and 172,560,916 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	18	18
Additional paid-in capital	534,659	509,094
Accumulated other comprehensive income	601	693
Accumulated deficit	(254,843)	(190,418)
Total Forge Global Holdings, Inc. stockholders’ equity	280,435	319,387
Noncontrolling Interest	5,115	6,074
Total stockholders’ equity	285,550	325,461
Total liabilities and stockholders’ equity	$317,520	$363,729
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Placement fees	$7,283	$8,227	$17,638	$33,763
Custodial administration fees	11,280	7,673	33,124	18,799
Total revenues	18,563	15,900	50,762	52,562
Transaction-based expenses:
Transaction-based expenses	(148)	(86)	(250)	(397)
Total revenues, less transaction-based expenses	18,415	15,814	50,512	52,165
Operating expenses:
Compensation and benefits	27,650	44,040	78,566	115,064
Professional services	2,883	3,799	8,884	11,169
Acquisition-related transaction costs	—	821	—	5,219
Advertising and market development	910	928	2,463	3,873
Rent and occupancy	1,142	1,097	3,616	3,803
Technology and communications	3,763	3,536	10,628	8,368
General and administrative	1,870	2,601	8,143	7,373
Depreciation and amortization	1,710	1,428	5,246	4,531
Total operating expenses	39,928	58,250	117,546	159,400
Operating loss	(21,513)	(42,436)	(67,034)	(107,235)
Interest and other income (expenses):
Interest income	1,725	874	4,553	1,161
Change in fair value of warrant liabilities	907	25,210	(2,715)	19,808
Other income (expenses), net	215	202	647	731
Total interest income and other income (expenses)	2,847	26,286	2,485	21,700
Loss before provision for income taxes	(18,666)	(16,150)	(64,549)	(85,535)
Provision for income taxes	291	48	769	206
Net loss	(18,957)	(16,198)	(65,318)	(85,741)
Net loss attributable to noncontrolling interest	(609)	—	(893)	—
Net loss attributable to Forge Global Holdings, Inc.	$(18,348)	$(16,198)	$(64,425)	$(85,741)
Net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	$(0.11)	$(0.10)	$(0.37)	$(0.64)
Diluted	$(0.11)	$(0.12)	$(0.37)	$(0.66)
Weighted-average shares used in computing net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	173,957,880	169,838,778	173,045,721	134,683,950
Diluted	173,957,880	170,209,256	173,045,721	135,960,612
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(18,957)	$(16,198)	$(65,318)	$(85,741)
Foreign currency translation adjustment	(333)	(159)	(158)	(159)
Comprehensive loss	(19,290)	(16,357)	(65,476)	(85,900)
Less: Comprehensive loss attributable to noncontrolling interest	(745)	(64)	(959)	(64)
Comprehensive loss attributable to Forge Global Holdings, Inc.	$(18,545)	$(16,293)	$(64,517)	$(85,836)

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(In thousands of U.S. dollars, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	172,560,916	$18	$509,094	$(190,418)	$693	$6,074	$325,461
Issuance of common stock upon release of restricted stock units	—	—	1,464,968	(*)	(*)	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(326,812)	(*)	(557)	—	—	—	(557)
Issuance of common stock upon exercise of vested options	—	—	117,215	(*)	61	—	—	—	61
Repurchase of early exercised stock options	—	—	(8,132)	(*)	—	—	—	—	—
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	131	—	—	—	131
Stock-based compensation expense	—	—	—	—	7,401	—	—	—	7,401
Net loss	—	—	—	—	—	(21,188)	—	(73)	(21,261)
Foreign-currency translation adjustment	—	—	—	—	—	—	137	91	228
Balance as of March 31, 2023	—	$—	173,808,155	$18	$516,130	$(211,606)	$830	$6,092	$311,464
Issuance of common stock upon release of restricted stock units	—	—	243,473	(*)	(*)	—	—	—	—
Issuance of common stock upon exercise of vested options	—	—	335,085	(*)	269	—	—	—	269
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	67	—	—	—	67
Stock-based compensation expense	—	—	—	—	8,809	—	—	—	8,809
Net loss	—	—	—	—	—	(24,889)	—	(211)	(25,100)
Foreign-currency translation adjustment	—	—	—	—	—	—	(32)	(21)	(53)
Balance as of June 30, 2023	—	$—	174,386,713	$18	$525,275	$(236,495)	$798	$5,860	$295,456
Issuance of common stock upon release of restricted stock units	—	—	740,880	(*)	(*)	—	—	—	—
Issuance of common stock upon exercise of vested options	—	—	239,920	(*)	124	—	—	—	124
Repurchase of early exercised stock options	—	—	(194,400)	(*)	—	—	—	—	—
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	27	—	—	—	27
Stock-based compensation expense	—	—	—	—	9,233	—	—	—	9,233
Net loss	—	—	—	—	—	(18,348)	—	(609)	(18,957)
Foreign-currency translation adjustment	—	—	—	—	—	—	(197)	(136)	(333)
Balance as of September 30, 2023	—	—	175,173,113	18	534,659	(254,843)	601	5,115	285,550
(*) amount less than 1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	23,668,198	$246,056	20,269,864	$ (*)	$25,919	$(78,559)	$—	$—	$(52,640)
Retroactive application of recapitalization (Note 3)	50,245,951	—	43,031,139	5	(5)	—	—	—	—
Unissued common stock (1)	—	—	(210,302)	—	—	—	—	—	—
Balance as of December 31, 2021	73,914,149	246,056	63,090,701	5	25,914	(78,559)	—	—	(52,640)
Pre-close issuance of common stock upon exercise of vested options	—	—	190,505	(*)	102	—	—	—	102
Pre-close issuance of common stock upon exercise of unvested options	—	—	4,472	(*)	—	—	—	—	—
Pre-close issuance of common stock for services	—	—	62,952	(*)	621	—	—	—	621
Conversion of preferred stock to common stock	(73,914,149)	(246,056)	73,914,149	7	246,049	—	—	—	246,056
Conversion of May 2020 and October 2020 preferred stock warrants of Legacy Forge to common stock warrants	—	—	—	—	2,949		—	—	2,949
Settlement of promissory notes	—	—	—	2	4,205	—	—	—	4,207
Issuance of common stock upon Merger (net of redemptions), including PIPE and A&R FPA investors, net of transaction cost of $58,673	—	—	31,961,047	3	140,808	—	—	—	140,811
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	409	—	—	—	409
Share-based compensation expense	—	—	—	—	7,948	—	—	—	7,948
Net loss	—	—	—	—	—	(64,424)	—	—	(64,424)
Balance as of March 31, 2022	—	$—	169,223,826	$17	$429,005	$(142,983)	$—	$—	$286,039
Issuance of common stock upon exercise of vested options	—	—	146,232	(*)	401	—	—	—	401
Issuance of common stock upon exercise of Public Warrants	—	—	1,994,022	(*)	23,629	—	—	—	23,629
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	638	—	—	—	638
Share-based compensation expense	—	—	—	—	10,903	—	—	—	10,903
Net loss	—	—	—	—	—	(5,119)	—	—	(5,119)
Balance as of June 30, 2022	—	—	171,364,080	$17	$464,576	$(148,102)	$—	$—	$316,491
Issuance of common stock upon exercise of Public Warrants	—	—	768	(*)	9	—	—	—	9
Issuance of common stock upon release of restricted stock units	—	—	43,142	(*)	(*)	—	—	—	—
Issuance of common stock upon exercise of vested options	—	—	622,929	(*)	364	—	—	—	365

Issuance of common stock upon early exercise of unvested options	—	—	78,076	—	—	—	—	—	—
Issuance of common stock upon exercise of Junior Preferred Stock Warrants	—	—	123,379	(*)	653	—	—	—	653
Issuance of common stock upon Merger (1)	—	—	210,302	(*)	(*)	—	—	—	—
Formation of Forge Europe	—	—	—	—	3,830	—	—	5,658	9,488
Vesting of early exercised stock options	—	—	—	—	193	—	—	—	193
Share-based compensation expense	—	—	—	—	26,967	—	—	—	26,967
Net loss	—	—	—	—	—	(16,198)	—	(*)	(16,198)
Foreign currency translation adjustment	—	—	—	—	—	—	(95)	(64)	(159)
Balance as of September 30, 2022	—	—	172,442,676	18	496,592	(164,300)	(95)	5,594	337,809
(*) amount less than 1
(1) This amount represents shares that were not issued upon the closing of the Business Combination as a result of a stockholder’s demand for appraisal rights. These shares were issued to the stockholder during the year ended December 31, 2022 after the statutory period to perfect such rights lapsed. See Note 1, "Organization and Description of Business," for additional information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
10

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(65,318)	$(85,741)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Share-based compensation	25,443	45,974
Depreciation and amortization	5,247	4,531
Transaction expenses related to the Merger	—	3,132
Amortization of right-of-use assets	2,327	2,819
Loss on impairment of long lived assets	536	446
Allowance for doubtful accounts	529	294
Change in fair value of warrant liabilities	2,715	(19,808)
Settlement of related party promissory notes (Note 3)	—	5,517
Changes in operating assets and liabilities:
Accounts receivable	(857)	2,042
Prepaid expenses and other assets	1,590	(4,265)
Accounts payable	(1,318)	(43)
Accrued expenses and other liabilities	2,011	402
Accrued compensation and benefits	(4,472)	(11,118)
Operating lease liabilities	(3,317)	(3,942)
Net cash used in operating activities	(34,884)	(59,760)
Cash flows from investing activities:
Purchases of property and equipment	(113)	(116)
Purchases of intangible assets	—	(126)
Capitalized internal-use software development costs	—	(4,590)
Purchases of certificates of deposit	(3,180)	—
Net cash used in investing activities	(3,293)	(4,832)
Cash flows from financing activities:
Proceeds from the Merger	—	7,865
Proceeds from PIPE investment and A&R FPA investors	—	208,500
Payments for offering costs	—	(56,852)
Proceeds from exercise of Public Warrants	—	22,940
Proceeds from exercise of options, including proceeds from repayment of promissory notes	353	997
Taxes withheld and paid related to net share settlement of equity awards	(557)	—
Formation of Forge Europe (Note 4)	—	9,488
Payments for redemption of Public Warrants	—	(165)
Net cash (used in) provided by financing activities	(204)	192,773
Effect of changes in currency exchange rates on cash and cash equivalents	(158)	(159)
Net (decrease) increase in cash and cash equivalents	(38,539)	128,022

Cash, cash equivalents and restricted cash, beginning of the period	194,965	76,404
Cash, cash equivalents and restricted cash, end of the period	$156,426	$204,426

	Nine Months Ended September 30,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash to the amounts reported within the consolidated balance sheets
Cash and cash equivalents	$155,127	$202,603
Restricted cash	1,299	1,823
Total cash, cash equivalents and restricted cash, end of the period	$156,426	$204,426

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of non-cash investing and financing activities:
Capitalized internal-use software development costs accrued and not yet paid	—	$234
Reclassification of deferred offering costs to equity	—	$5,932
Conversion of preferred stock	—	$246,049
Conversion of May 2020 and October 2020 preferred stock warrants of Legacy Forge to common stock warrants	—	$2,949
Non-cash assets acquired in the Merger	—	$193
Warrants issued in connection with A&R FPA	—	$3,080
Assumption of Merger warrants liability	—	$13,983
Vesting of early exercised stock options and restricted stock awards	225	$1,240
Warrant liability reclassified to additional paid-in capital upon exercise of Public Warrants	—	$698
Warrant liability reclassified to additional paid-in capital upon exercise of Junior Preferred Stock Warrants	—	$653
Issuance of common stock upon settlement of related party promissory notes	—	$4,207
Early exercise of stock options upon settlement of related party promissory notes	—	$1,310
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Forge Global Holdings, Inc. (the “Company” and f/k/a Motive Capital Corp) is a financial services platform headquartered in San Francisco, California. The Company offers a trusted trading platform, proprietary data, and insights to inform investment strategies, along with custody services to help companies, stockholders, institutions, and accredited investors confidently navigate and transact in the private market. The Company's scaled and integrated business model is at the nexus of the private market ecosystem, which it believes creates a sustaining competitive advantage fueling its clients' participation in the private market and the Company's growth.
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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 and accompanying notes are unaudited. These unaudited interim condensed consolidated financial statements (the "unaudited condensed consolidated financial statements") have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2022 (the “audited consolidated financial statements”) that were included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2023, which provides a more complete discussion of the Company’s accounting policies and certain other information. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2023 and its condensed consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023 or any other future interim or annual periods.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant management estimates include collectability of accounts receivable, the fair value of financial assets and liabilities, the impairment of long-lived assets and goodwill, the fair value of warrants, equity awards, share-based compensation expenses, including the determination of the fair value of the Company’s common stock prior to the Business Combination and the derived service period for the awards containing market-based vesting conditions, and the valuation of deferred tax assets. These estimates are inherently subjective in nature and, therefore, actual results may differ from the Company’s estimates and assumptions. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Further, the Company applies judgment in determining whether, directly or indirectly, it has a controlling financial interest in the Investment Funds, in order to conclude whether any of the Investment Funds must be consolidated.
The Company believes the estimates and assumptions underlying the unaudited condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2023. These estimates may change as new events occur and additional information is obtained, and related financial impacts will be recognized in the Company’s consolidated financial statements as soon as those events become known.
Impairment of Long-Lived Assets
The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company also evaluates the period of depreciation

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and amortization of long-lived assets to determine whether events or circumstances warrant revised estimates of useful lives. When indicators of impairment are present, the Company determines the recoverability of its long-lived assets by comparing the carrying value of its long-lived assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the estimated future undiscounted cash flows demonstrate the long-lived assets are not recoverable, an impairment loss would be calculated based on the excess of the carrying amounts of the long-lived assets over their fair value. No impairment charges were recognized during the three months ended September 30, 2023
Goodwill and Other Intangible Assets, Net
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but is tested for impairment annually on October 1, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators, or competition. Potential impairment indicators may also include, but are not limited to, (i) the results of the Company’s most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, (iii) declines in the Company’s market capitalization below its book value, and the magnitude and duration of those declines, (iv) a reorganization resulting in a change to the Company’s operating segments, and (v) other macroeconomic factors, such as increases in interest rates that may affect the weighted average cost of capital or volatility in the equity and debt markets. No impairment charges were recognized during the nine months ended September 30, 2023.
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
Accounts Receivable, Net
Accounts receivable consist of amounts billed and currently due from customers, which are subject to collection risk. The total allowance for doubtful accounts netted against account receivables was $1.3 million and $0.9 million as of September 30, 2023 and December 31, 2022, respectively.
Concentration of Credit Risks
The Company’s exposure to credit risk associated with its contracts with holders of private company equity (“sellers”) and investors (“buyers”) related to the transfer of private securities is measured on an individual counterparty basis. Credit risk is affected by volatility in traded credit spreads, increasing discount rates, and changing economic outlook on a sectoral or counterpart (name) specific basis. To reduce the potential for risk concentration, the Company’s aggregate exposure is monitored in light of changing counterparty and market conditions. As of September 30, 2023 and December 31, 2022, the Company did not have any material concentrations of credit risk outside the ordinary course of business.
As of September 30, 2023 and December 31, 2022, no customers accounted for more than 10% of the Company’s accounts receivable. No customer accounted for more than 10% of total revenue, less transaction-based expenses for the three and nine months ended September 30, 2023 and 2022.
Revenue Recognition
Contract Balances
Contract assets represent amounts for which the Company has recognized revenue for contracts that have not yet been invoiced to our customers. The Company does not have any contract assets as of September 30, 2023 and December 31, 2022. Contract liabilities consist of deferred revenue, which relates to amounts invoiced in advance of performance under a revenue contract. The total contract liabilities of $0.3 million and $0.4 million as of September 30, 2023 and December 31, 2022, respectively, related to advance billings for data subscriptions, recorded in accrued expenses and other current

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
liabilities on the unaudited condensed consolidated balance sheets. During the three and nine months ended September 30, 2023, the Company recognized $0.1 million and $0.4 million, respectively, of revenue that was included in deferred revenue recorded in accrued expenses and other current liabilities at December 31, 2022.
Revenue by Geographic Location
For the three and nine months ended September 30, 2023, revenue outside of the United States (including U.S. territories), based on customer billing address, was $1.0 million, and $3.0 million, respectively. For the three and nine months ended September 30, 2022, revenue outside of the United States (including U.S. territories), based on customer billing address, was $1.9 million, and $6.1 million, respectively.
3. Recapitalization
As discussed in Note 1, "Organization and Description of Business," on the Closing Date, Legacy Forge completed the acquisition of MOTV and acquired 100% of MOTV’s shares and Legacy Forge received gross proceeds of $216.4 million, which included $7.9 million in proceeds from MOTV's trust and bank accounts, net of redemptions, $68.5 million in proceeds from the PIPE Investment (as defined below), and $140.0 million in proceeds from the A&R FPA (as defined below). The Company recorded $61.8 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Merger, of which $58.7 million was related to common stock issued during the Merger and was recorded as a reduction to additional paid-in capital. The remaining $3.1 million was related to issuance of Public and Private Placement Warrants, including warrants issued to A&R FPA investors, and was expensed immediately upon consummation of the Merger as acquisition-related transaction cost in the unaudited condensed consolidated statements of operations. The cash outflows related to these costs were presented as financing activities in the Company’s unaudited condensed consolidated statements of cash flows. Deferred offering costs were offset against proceeds upon accounting for the consummation of the Merger. In addition, upon closing of the Merger, certain executives received a one-time transaction bonus for an aggregate amount of $17.7 million, of which $12.2 million was to be paid to the executives in cash, and the remaining amount $5.5 million was offset against outstanding promissory notes that were due from these executives as of the Closing Date. The transaction bonus was included in compensation and benefits in the unaudited condensed consolidated statements of operations for the three and nine months September 30, 2022. See Note 10, "Capitalization," for additional information.
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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
4. Fair Value Measurements
Financial instruments consist of cash equivalents, restricted cash, accounts receivable, certificates of deposit, accounts payable, accrued liabilities, payment-dependent notes receivable, payment-dependent notes payable, and warrant liabilities. Cash equivalents, payment-dependent notes receivable, payment-dependent notes payable, certificates of deposits, and warrant liabilities are stated at fair value on a recurring basis. Restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time these financial instruments are held to the expected receipt or payment date.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$123,824	$—	$—	$123,824
Payment-dependent notes receivable, non-current	—	—	5,763	5,763
Certificates of deposit(1)(2)	—	3,130	—	3,130
Total financial assets	$123,824	$3,130	$5,763	$132,717
Payment-dependent notes payable, non-current	—	—	5,763	5,763
Junior preferred stock warrants	—	—	1,105	1,105
Private placement warrants	—	—	2,216	2,216
Total financial liabilities	$—	$—	$9,084	$9,084

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$149,139	$—	$—	$149,139
Payment-dependent notes receivable, non-current	—	—	7,371	7,371
Total financial assets	$149,139	$—	$7,371	$156,510
Payment-dependent notes payable, non-current	—	—	7,371	7,371
Junior preferred stock warrants	—	—	384	384
Private placement warrants	—	—	222	222
Total financial liabilities	$—	$—	$7,977	$7,977
(1) Included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets as of September 30, 2023 and consolidated balance sheets as of December 31, 2022.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(2) Includes $1.0 million certificates of deposit required to fulfill the Company's obligations in connection with real estate lease agreements.
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
Subsequent to the Merger, the Series B-1 Preferred Stock Warrants and Junior Preferred Stock Warrants were converted to common stock warrants. As a result, the Series B-1 Preferred Stock Warrants were remeasured at fair value prior to the conversion resulting in a change in fair value of $0.1 million for the three and nine months ended September 30, 2022, which was recognized as a component of change in fair value of warrant liabilities within the unaudited condensed consolidated statements of operations, and subsequently settled in additional paid-in capital as a result of the conversion to equity-classified common stock warrants. The Junior Preferred Stock Warrants were remeasured at fair value prior to the conversion to common stock warrants, which did not result in a change in fair value as of the conversion date. These warrants remained liability-classified after the conversion into the common stock warrants as the Company's obligation with respect to these warrants is capped at a fixed monetary amount and may be settled in a variable number of common shares. The Junior Preferred Stock Warrants were remeasured at fair value as of September 30, 2023, which resulted in a gain of $0.4 million and loss of $0.7 million for the three and nine months ended September 30, 2023, respectively.
The Company estimated the fair value of the Junior Preferred Stock Warrants as of September 30, 2023 and December 31, 2022, respectively, using the following key assumptions:

	September 30, 2023	December 31, 2022
Fair value of underlying securities	$2.03	$1.73
Expected term (years)	2.11	2.9
Expected volatility	105.0%	46.1%
Risk-free interest rate	5.0%	4.2%
Expected dividend yield	0.0%	0.0%

Fair value per warrant	$0.42	$0.15
Private Placement Warrants

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company classifies the Private Placement Warrants within Level 3, because significant unobservable inputs are used to estimate fair value. To estimate the fair value of Private Placement Warrants, the Company used a binomial lattice model in a risk-neutral framework. The Private Placement Warrant liabilities were remeasured at fair value as of September 30, 2023, which resulted in a gain of $0.5 million and a loss of $2.0 million for the three and nine months ended September 30, 2023, respectively. The significant assumptions used in the analysis were the trading price of the Company’s common stock as of September 30, 2023 and December 31, 2022, respectively, using the following key assumptions:

	September 30, 2023	December 31, 2022
Fair value of underlying securities	$2.03	$1.73
Expected term (years)	3.5	4.2
Expected volatility	107.5%	44.6%
Risk-free interest rate	4.8%	4.1%
Expected dividend yield	0.0%	0.0%

Fair value per warrant	$0.30	$0.03
Transfers Into and Out of Level 3
The Company transfers financial instruments out of Level 3 on the date when underlying input parameters are readily observable from existing market quotes. For payment-dependent notes payable and receivable, transfers from Level 3 to Level 1 generally relate to a company going public and listing on a national securities exchange. During the nine months ended September 30, 2023, there were no transfers of securities into or out of Level 3. During the nine months ended September 30, 2022, the transfer of Private Placement Warrants from Level 2 to Level 3 was due to the redemption and exercises of the Public Warrants which resulted in the lack of an identical instrument with a quoted price (see Note 11).
The following tables provide reconciliation for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2023 and 2022 (in thousands):

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2022	$7,371	$7,977
Change in fair value of payment-dependent notes receivable	(1,608)	—
Change in fair value of payment-dependent notes payable	—	(1,608)
Change in fair value of Junior Preferred Stock Warrants	—	721
Change in fair value of Private Placement Warrants	—	1,994
Balance as of September 30, 2023	$5,763	$9,084

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2021	$13,453	$21,297
Change in fair value of payment-dependent notes receivable	(6,945)	—
Change in fair value of payment-dependent notes payable	—	(6,945)
Change in fair value of Series B-1 Preferred Stock Warrant liability	—	106
Settlement of Series B-1 Preferred Stock Warrant liability via conversion to equity-classified common stock warrants	—	(2,950)
Exercise of Junior Preferred Stock Warrants	—	(653)
Change in fair value of Junior Preferred Stock Warrants	—	(3,937)
Transfer of Private Placement Warrants out of Level 2 to Level 3	—	20,461
Change in fair value of Private Placement Warrants	—	(20,239)
Balance as of September 30, 2022	$6,508	$7,140
5. Condensed Consolidated Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid insurance	$2,889	$3,250
Prepaid software	1,455	1,406
Other prepaid expenses	951	1,546
Certificates of deposit	3,131	—
Other current assets	1,722	2,177
Prepaid expenses and other current assets	$10,148	$8,379

Internal-Use Software, Net
Capitalized internal-use software consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Capitalized internal-use software	$9,062	$9,605
Less: Accumulated amortization	(4,039)	(1,965)
Total capitalized internal-use software	$5,023	$7,640
For the three and nine months ended September 30, 2023, the Company recorded amortization expense on capitalized internal-use software placed in service of $0.7 million and $2.1 million, respectively. The Company recorded $0.5 million of impairment loss for developed software that will no longer be put into service, included in general and administrative expense within the unaudited condensed consolidated statements of operations during the nine months ended September 30, 2023. No impairment was recorded for the three months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company recorded amortization expense on capitalized internal-use software placed in service of $0.4 million and $1.3 million, respectively.
Accrued Expenses and Other Current Liabilities

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued professional services	$3,200	$1,380
Contingent liability	1,100	1,500
Accrued taxes and deferred tax liabilities	1,403	1,006
Common stock unvested liability	259	589
Other current liabilities	2,159	1,946
Total	$8,121	$6,421
6. Goodwill and Intangible Assets, Net
The Company carried out interim impairment tests of its long-lived assets pursuant to ASC 360 - Property, Plant, and Equipment, and its goodwill in accordance with ASC 350 - Intangibles - Goodwill and other. No impairment losses were recorded for the long-lived assets or goodwill as of September 30, 2023. See Note 2, "Summary of Significant Accounting Policies," for additional information.
The components of intangible assets and accumulated amortization are as follows (in thousands):

	As of September 30, 2023
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Goodwill from acquisitions		$120,948	$—	$120,948
Finite-lived intangible assets:
Developed technology	1.1 years	$13,200	$(10,124)	$3,076
Customer relationships	5.6 years	7,507	(3,434)	4,073
Launched in-process research and development assets	3.0 years	960	(384)	576
Total finite-lived intangible assets		$21,667	$(13,942)	$7,725
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total intangible assets		23,891	(13,942)	9,949
Total goodwill and intangible assets		$144,839	$(13,942)	$130,897

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2022
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Goodwill from acquisitions		$120,948	$—	$120,948
Finite-lived intangible assets:
Developed technology	1.8 years	$13,200	$(8,035)	$5,165
Customer relationships	6.1 years	7,507	(2,677)	4,830
Launched in-process research and development assets	3.7 years	960	(240)	720
Total finite-lived intangible assets		$21,667	$(10,952)	$10,715
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total intangible assets		23,891	(10,952)	12,939
Total goodwill and intangible assets		$144,839	$(10,952)	$133,887
Amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2023 was $1.0 million and $3.0 million, respectively, and was included in depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations. Amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2022 was $1.0 million and $3.0 million, respectively.
The table below presents estimated future amortization expense for finite-lived intangible assets as of September 30, 2023 (in thousands):

Amount
Remainder of 2023	$978
2024	3,462
2025	802
2026	754
2027	610
Thereafter	1,119
Total	$7,725

7. Leases
The Company leases real estate for office space under operating leases. As of September 30, 2023, the remaining lease terms varied from 0.25 years to 2.3 years.For certain leases, the Company has an option to extend the lease term for a period of 3 years This renewal option is not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.
Operating lease expense, included in rent and occupancy in the unaudited condensed consolidated statements of operations, were as follows (in thousands):

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$855	$853	$2,655	$2,818
Variable lease expense	$231	$222	$704	$625
Total operating lease expenses (1)	$1,086	$1,075	$3,359	$3,443

Sublease income (2)	$226	$226	$678	$463
(1) Operating lease expense is included in rent and occupancy in the unaudited condensed consolidated statements of operations.
(2) Sublease income is included in other income (expenses), net in the unaudited condensed consolidated statements of operations.

As of September 30, 2023 and December 31, 2022, the weighted-average remaining lease term was 2.1 and 2.6 years, respectively. As of September 30, 2023 and December 31, 2022, the weighted-average discount rate was 6.2% and 6.0% respectively.
Future undiscounted lease payments under operating leases as of September 30, 2023 were as follows (in thousands):

	Lease Payment Obligation	Sublease Income	Net Lease Obligation
Remainder of 2023	$1,658	$(316)	$1,342
2024	2,134	(360)	1,774
2025	1,619	(210)	1,409
2026	—	—	—
2027	—	—	—
Thereafter	$—	$—	$—
Total undiscounted lease payments	$5,411	$(886)	$4,525
Less: imputed interest	(1,109)
Present value of future lease payments	4,302
Less: operating lease liabilities, current	2,300
Operating lease liabilities, noncurrent	$2,002
As of September 30, 2023, the Company had entered into two additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases have undiscounted future payments of $7.3 million and will commence when the Company obtains possession of the underlying leased asset. One of the leases commenced on October 3, 2023. Commencement date for the second lease is expected to be in fiscal 2024.
During the nine months ended September 30, 2022, the Company ceased using one of its leased office spaces and made a decision to sublease this space to a third party. The sublease agreement was signed in April 2022. Based on the terms of the sublease agreement, the Company determined that the right-of-use asset related to this office space is impaired, and recorded an impairment loss of $0.3 million for the nine months ended September 30, 2022 in rent and occupancy in the unaudited condensed consolidated statements of operations. There was no impairment loss for leases for the nine months ended September 30, 2023.
8. Commitments and Contingencies
The Company is subject to claims and lawsuits in the ordinary course of business, including arbitration, class actions, and other litigation, some of which include claims for substantial or unspecified damages. The Company is also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. The Company reviews

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
its lawsuits, regulatory inquiries, and other legal proceedings on an ongoing basis and provides disclosures and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management’s best estimate when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If no amount within the range is considered a better estimate than any other amount, an accrual for losses is recorded based on the bottom amount of the range. The Company's accrual for probable and estimable loss contingencies was $1.4 million as of September 30, 2023, recorded in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. Short term accruals for loss contingencies are recorded in accrued expenses and other current liabilities, accruals for long term loss contingencies are recorded in other liabilities, noncurrent on the unaudited condensed consolidated balance sheets and expensed in general and administrative expenses in our unaudited condensed consolidated statements of operations. The Company monitors these matters for developments that would affect the likelihood of a loss and the accrued amount, if any, and adjusts the amount as appropriate.
Legal Proceedings
On January 7, 2022, Erika McKiernan, in her capacity as Stockholder Representative for the former stockholders of SharesPost, filed a lawsuit against the Company in the Court of Chancery of the State of Delaware, asserting claims in connection with the Agreement and Plan of Merger, dated as of May 10, 2020, by and among the Company, SharesPost, Thanksgiving Merger Sub, Inc., and Erika McKiernan as the Stockholder Representative, as amended on November 6, 2020 (the "SharesPost Merger Agreement”). In general, the complaint asserts breaches of the SharesPost Merger Agreement and seeks declaratory judgements establishing those breaches. On February 24, 2022, the Company filed its Answer and a counterclaim denying the alleged claims. On March 9, 2022, SharesPost submitted its Reply denying the Company's counterclaim and the majority of the Company's allegations. In August 2022, SharesPost filed an Amended Complaint adding the public company parent, Forge Global Holdings, Inc. as a party to the action. The Company disputes the claims and intends to defend the suit vigorously. The amount accrued for this matter is included in the accrual for probable and estimable loss contingencies mentioned above.

On March 29, 2023, the Company was named as a defendant in a lawsuit brought by an alleged former warrant holder of the Company, in a case captioned Alta Partners, LLC v. Forge Global Holdings, Inc., No. 1:23-cv-2647 in the United States District Court for the Southern District of New York. Plaintiff’s allegations include breaches of the Warrant Agreement dated December 15, 2020, breach of the implied covenant of good faith and fair dealing, and violation of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"). Plaintiff’s complaint seeks, among other things, an award of money damages. The Company disputes the claims and intends to defend the suit vigorously. The Company is unable to estimate a range of potential losses, if any, associated with this matter.
As of September 30, 2023, the Company had a receivable of $1.6 million in prepaid expenses and other current assets on the consolidated balance sheets, which it expects to collect from the escrow related to the acquisition of IRA Services, Inc. Certain additional claims were filed against this escrow and, per a ruling in January 2023, one of these claims is likely to proceed to trial. Despite this development, the Company believes the claim is not expected to have a significant impact on the likelihood of collecting the aforementioned receivable.
401(k) Plan
The Company has established a tax-qualified retirement plan under Section 401(k) of the Internal Revenue Code for all of its U.S. employees, including executive officers, who satisfy certain eligibility requirements, including requirements relating to age and length of service. The Company matches 2% of every dollar contributed to the plan by employees, including executive officers, up to a maximum of $5.8 thousand. During the three and nine months ended September 30, 2023, the Company recorded 401(k) contribution expense related to the defined contribution plan of $0.2 million and $0.6 million, respectively, in compensation and benefits in the unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company recorded 401(k) contribution expense of $0.2 million and $0.8 million, respectively.
Non-Cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for its operating leases, software products, and services. As of September 30, 2023, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer, excluding operating lease obligations (See Note 7, "Leases," for additional information) as follows (in thousands):

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amount
Remainder of 2023	$1,145
2024	1,947
2025	1,993
2026	2,203
2027	1,253
Thereafter	—
Total	$8,541
9. Off Balance Sheet Items
Forge Global Advisors LLC ("Forge Advisors"), a wholly-owned subsidiary of the Company and an investment adviser registered under the Investment Advisers Act of 1940, as amended, advises investment funds, each of which are organized as a series of Forge Investments LLC and segregated portfolio companies of Forge Investments SPC and Forge Investments II SPC (such investment funds and portfolio companies are individually and collectively referred to as “Investment Funds”). The Investment Funds are each formed for the purpose of investing in securities relating to a single private company and are owned by different investors. Effective January 1, 2023, Forge Advisors serves as the manager of the Forge Investments LLC series Investment Funds. Prior to January 1, 2023, the Forge Investments LLC series Investment Funds were managed by a third-party fund administrator. The Company utilizes a third-party fund administrator to manage the Forge Investments SPC and Forge Investments II SPC Investment Funds. The Company has no ownership interest nor participation in the gains or losses of the Investment Funds. The Company does not consolidate Forge Investments LLC, Forge Investments SPC, Forge Investments II SPC, or any of the Investment Funds, because the Company has no direct or indirect interest in the Investment Funds and the amount of expenses the Company pays on behalf of the Investment Funds are not significant to the entities. Investors in the Investment Funds do not have any recourse to the assets of the Company.
While not contractually required, Forge Advisors may, at its sole discretion, absorb certain expenses on behalf of the Investment Funds. Transaction-based expenses include fund insurance and fund management expenses and are recorded in transaction-based expenses in the unaudited condensed consolidated statements of operations. Audit and accounting related services are recorded in professional services in the unaudited condensed consolidated statements of operations. Professional services expenses of $0.2 million and $0.9 million were recognized in the unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2023, respectively. Transaction-based expenses of less than $0.1 million and $0.2 million and professional services expenses of $0 and $0.6 million were recognized during the three and nine months ended September 30, 2022, respectively.
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
As of September 30, 2023, the Company had authorized 2,000,000,000 and 100,000,000 shares of common stock and preferred stock respectively, and the Company had 175,173,113 shares of common stock and no shares of preferred stock issued and outstanding.
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
Prior to the Merger, the May 2020 Warrants and October 2020 Warrants were classified as Warrant liabilities in Legacy Forge's consolidated balance sheets. Legacy Forge remeasured the May 2020 Warrants and October 2020 Warrants at each balance sheet date to their fair value (See Note 4, "Fair Value Measurements," for additional information). Subsequent to the Merger, the May 2020 Warrants and October 2020 Warrants were converted to Legacy Forge's common stock warrants. As a result, the May 2020 Warrants and October 2020 Warrants were adjusted to fair value prior to the conversion, and then settled in additional paid-in capital as a result of the conversion to equity-classified common stock warrants. During the nine months ended September 30, 2022, the Company recorded fair value adjustments of $0.1 million for the May 2020 Warrants and October 2020 Warrants, respectively, in change in fair value of warrant liabilities in the Company’s unaudited condensed consolidated statements of operations.

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
Prior to the Merger, the warrants were classified as a liability in the unaudited condensed consolidated balance sheets. The Company remeasures the warrants at each balance sheet date using a hybrid method (See Note 4, "Fair Value Measurements," for additional information). Subsequent to the Merger, the Junior Preferred Stock Warrants were converted into the Company's common stock warrants. As a result, the Junior Preferred Stock Warrants were adjusted to fair value prior to conversion and remain classified as a liability, as the Company's obligation with respect to these warrants is capped at a fixed monetary amount of $5.0 million and may be settled in a variable number of common shares.
Public Warrants and Private Placement Warrants
As the accounting acquirer, Legacy Forge is deemed to have assumed 7,386,667 warrants for Class A common stock that were held by Motive Capital Funds Sponsor, LLC (the “Sponsor”) at an exercise price of $11.50 (the "Private Placement Warrants"), 13,799,940 Class A common stock warrants held by MOTV's stockholders at an exercise price of $11.50 (the "Public Warrants"), and 4,666,664 Public Warrants at an exercise price of $11.50 that were issued in connection with the A&R FPA that was consummated upon the Closing Date. The warrants are exercisable subject to the terms of the warrant agreement, including but not limited to, the Company having an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"), covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. The warrants expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation. All of the Private Placement Warrants are still outstanding as of September 30, 2023.
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
12. Share-Based Compensation
Prior Stock Plan

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
2022 Stock Plan
In March 2022, prior to and in connection with the Merger, the Company adopted the 2022 Plan, which provides for grants of share-based awards, including stock options and restricted stock units (“RSUs”), and other forms of share-based awards. Through September 30, 2023, the Company has authorized 18,076,331 shares of common stock for the issuance of awards under the 2022 Plan. In addition, the number of shares of common stock reserved and available for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2023 and on each January 1 thereafter and ending on the tenth anniversary of the adoption date of the 2022 Plan, in an amount equal to (i) 3% of the outstanding number of shares of common stock of the Company on the preceding December 31, or (ii) a lesser number of shares as approved by the Company's board of directors.
2022 Employee Stock Purchase Plan
In March 2022, prior to and in connection with the Merger, the Company adopted the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). Through September 30, 2023, the Company has authorized the issuance of 5,797,609 shares of common stock under purchase rights granted to the Company's employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each year, beginning on January 1, 2023 and each January 1 thereafter until the 2022 ESPP terminates according to its terms, by the lesser of (i) 4,072,000 shares of common stock, or (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31. The Company's board of directors may determine that such increase will be less than the amount set forth in (i) and (ii) above.
Reserve for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	September 30, 2023	December 31, 2022
Warrants to purchase common stock	3,282,652	3,282,652
Stock options issued and outstanding under 2018 Plan (1)	8,395,260	12,853,072
Shares available for grant under 2022 Plan (2)	2,093,403	3,310,803
RSUs issued and outstanding under 2022 Plan	18,791,002	10,884,476
Shares available for grant under 2022 ESPP	5,797,609	4,072,000
Outstanding Private Placement Warrants	7,386,667	7,386,667
Total shares of common stock reserved	45,746,593	41,789,670

(1) Effective June 15, 2023, the Company cancelled the CEO Option (as defined below), which was granted under the 2018 Plan. As a result of such cancellation, the 3,122,931 shares of common stock underlying the CEO Option became available for future awards under the 2022 Plan.
(2) To the extent outstanding options granted under the 2018 Plan are cancelled, forfeited, or otherwise terminated without being exercised and would have been returned to the share reserve under the 2018 Plan following the closing date of the Merger, the number of shares of common stock underlying such awards will be available for future awards under the 2022 Plan.
Stock Options

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock options generally vest over four years and expire ten years from the date of grant. Vested stock options generally expire three months to five years after termination of employment. Stock option activity during the nine months ended September 30, 2023 consisted of the following (in thousands, except for share and per share data):

	Stock Options	Weighted Average Exercise Price	Weighted- Average Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	12,853,072	$2.39	7.0	$7,055
Exercised	(692,220)	0.65
Cancelled/Forfeited/Expired (1)	(3,759,088)	3.64
Balance as of September 30, 2023	8,401,764	$1.97	6.0	$7,795

Vested and exercisable as of September 30, 2023	6,891,094	$1.81	5.6	$6,948
(1) Effective June 15, 2023, the Company cancelled the CEO Option (as defined below), which was granted under the 2018 Plan. As a result of such cancellation, the 3,122,931 shares of common stock underlying the CEO Option became available for future awards under the 2022 Plan.
There were no stock options granted during the nine months ended September 30, 2023 and 2022. The total grant date fair value of stock options vested during the nine months ended September 30, 2023 and 2022 was $4.0 million and $11.4 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $0.9 million and $4.9 million, respectively.
The Company recorded share-based compensation of $1.0 million and $3.9 million related to stock options for the three and nine months ended September 30, 2023, respectively. The Company recorded share-based compensation of $2.2 million and $12.3 million for the three and nine months ended September 30, 2022, respectively. In addition, for the nine months ended September 30, 2022, the Company recognized share-based compensation expense of $0.6 million related to pre-close issuance of common stock for services.
Unrecognized share-based compensation expense for unvested stock options granted and outstanding as of September 30, 2023, is $5.2 million, which is to be recognized over a weighted-average period of 1.6 years.
Performance and Market Condition Awards
In May 2021, Legacy Forge’s board of directors granted the Chief Executive Officer a performance and market condition-based option (the "CEO Option") covering 3,122,931 shares of Legacy Forge's Class AA common stock with an exercise price of $3.9760 per share. The options are divided into three tranches of 1,040,976 options, 1,040,976 options, and 1,040,979 options, corresponding to the three Aggregate Exit Proceeds Thresholds (as defined below). The tranches vest only upon the satisfaction of (1) certain performance conditions, which is the occurrence of an IPO, merger with a SPAC, or a secondary sale for total proceeds of at least $250.0 million and (2) market condition, which is holders of Legacy Forge's B-1 convertible preferred stock having realized (i) aggregate exit proceeds with a fair market value of at least $9.94, $14.91, and $19.88 per share (the “Share Price Thresholds”); and (ii) an aggregate interest rate compounded annually which, when used as the discount rate to calculate the net present value, with respect to the occurrence of an IPO, merger with a SPAC or acquisition, that is equal to or greater than 20.0%, 30.0%, and 35.0% (the “IRR Thresholds,” and together with the Share Price Thresholds, the “Aggregate Exit Proceeds Thresholds”). In the event of an IPO or a merger with a SPAC, the Aggregate Exit Proceeds Thresholds are measured on the basis of the closing price average for any trailing 20 trading day period (the “Measurement Period”) that occurs following such IPO or a merger with a SPAC, with the Measurement Period commencing upon expiration of the 180-day lock-up period following such IPO or merger with a SPAC, until the options expire or the Chief Executive Officer ceases to provide services to the Company. The options expire within 10 years less one day following the grant date. Upon consummation of the Business Combination, the performance condition was met and the Company recorded cumulative catch-up compensation expense of $4.6 million for the three and nine months ended September 30, 2022. Total compensation expense recognized for the CEO Option during the nine months ended September 30, 2023 was $0.5 million.
The Company used the Monte Carlo simulation model to determine the fair value of the options with performance and market-based vesting conditions for purposes of calculating share-based compensation expense if vesting conditions are

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
met. The Monte Carlo simulation model incorporates the probability of satisfying performance and market conditions and uses transaction details such as stock price, contractual terms, maturity and risk-free interest rates, as well as volatility. The fair value of the performance-based stock options was $2.27 per option share estimated using the Monte Carlo simulation methodology.
Effective June 15, 2023, and pursuant to approval by the Company's stockholders at the Company's 2023 annual stockholder meeting held on June 14, 2023 (the "Annual Meeting"), the Company cancelled the CEO Option and concurrently granted a market-based RSU award (the “CEO RSU”) representing the right to receive up to 2,339,030 shares of the Company’s common stock under the 2022 Plan based on the achievement of three specified stock price performance metrics. The CEO RSU is divided into three tranches that will vest if the average closing price of the Company’s common stock meets or exceeds $4.00, $8.00, or $12.00 for any trailing 20 trading day period. The CEO RSU will forfeit when the Chief Executive Officer ceases to provide services to the Company.
The Company concluded that the cancellation of the CEO Option and the concurrent grant of a replacement award was accounted for as a modification of the terms of the cancelled award. The Company concluded that the vesting condition in connection with the achievement of a target price per common stock share qualifies as a market condition, and the condition related to continuous service as the Chief Executive Officer qualifies as a service condition. The Company determined that June 15, 2023 is the modification date. As the CEO RSU contains market and service conditions, the fair value of the CEO RSU was measured using the Monte Carlo simulation model. The derived service period of each tranche is the requisite service period over which the compensation expense with respect to each tranche is recognized. The Monte Carlo simulation model incorporates the probability of satisfying the market conditions and uses inputs and assumptions including stock price, contractual terms, volatility, and risk-free interest rates. The total fair value of the CEO RSU was $4.1 million as of the modification date.
The total incremental costs related to the cancelled CEO Option and reissued CEO RSU was $0.3 million. The incremental compensation cost is being recognized over the remaining derived service period of the CEO RSU. In addition, as the CEO Option was cancelled and not forfeited, no previously recognized compensation costs was reversed, and the unrecognized compensation cost related to the cancelled CEO Option will be recognized over the new derived service period of the CEO RSU proportionally to the fair value of each tranche. The Company recognized less than $0.1 million in share-based compensation expense related to the cancelled CEO Option and reissued CEO RSU in the three and nine months ended September 30, 2023.
Early Exercised Options
Under the 2018 Plan, certain stock option holders may have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the option holders, until the options are fully vested. As of September 30, 2023 and December 31, 2022, the cash proceeds received for unvested shares of common stock recorded within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets were $0.3 million and $0.6 million, respectively, which will be transferred to additional paid-in capital upon vesting.
Options Granted to Directors
In July 2021, Legacy Forge’s board of directors granted options to certain members of the board in connection with their services, to purchase 499,669 shares of Legacy Forge's Class AA common stock at an exercise price of $5.43 per share. Subject to the option agreement, the options shall vest in full and become exercisable immediately prior to the consummation of a deemed liquidation event or SPAC transaction. Upon consummation of the Business Combination, the performance-based vesting condition for the options was met and the Company recorded $1.2 million of share-based compensation expense related to the options.
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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RSU activity during the nine months ended September 30, 2023 was as follows:

	Total RSUs	Service-based	Performance-based	Market-based	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	10,578,313	9,171,289	—	1,407,024	$10.04
Granted	11,910,028	7,765,448	1,805,550	2,339,030	1.6
Vested(1)	(2,156,251)	(1,687,241)	—	(469,010)	14.7
Forfeited	(1,554,181)	(1,554,181)	—	—	9.27
Unvested as of September 30, 2023	18,777,909	13,695,315	1,805,550	3,277,044	$4.22

(1) Common stock has not been issued in connection with 13,093 vested RSUs because such RSUs were unsettled as of September 30, 2023.
During the three and nine months ended September 30, 2023, the Company recognized share-based compensation expense of $8.3 million and $21.5 million, respectively, related to all its RSUs. During the three and nine months ended September 30, 2022, the Company recognized share-based compensation expense of $24.8 million and $33.0 million, respectively, related to its RSUs. Future share-based compensation expense for unvested RSUs as of September 30, 2023 was $49.0 million, which is to be recognized over a weighted-average period of 2.0 years.
Executive Retention RSUs
On June 1, 2022, as a result of the consummation of the Merger, the Compensation Committee of the Company's board of directors (the "Compensation Committee") granted a total of 1,859,137 RSUs to certain executives (the “Executive Retention RSUs”) that contained market-based vesting conditions in addition to time-based vesting conditions. The Executive Retention RSUs vest in three equal tranches on the earlier of (1) the first, second, and third anniversaries of the consummation of the Merger, respectively, (the “Time Vesting Component”) or (2) achievement of the following market-based conditions:
(a)in the event the Company’s stock price meets or exceeds the price of $12.50 per share during the RSU Measurement Period (as defined below), the first tranche will vest immediately, and the Time Vesting Component of the second and third tranches will be accelerated by six months; and
(b)in the event the Company’s stock price meets or exceeds the price of $15.00 per share during the RSU Measurement Period (as defined below), the second tranche will vest immediately, and the Time Vesting Component of the third tranche will be accelerated by an additional six months.
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
In December 2022, the Company accelerated vesting of 251,364 stock options and 210,987 Executive Retention RSUs of one of its executives in connection with the termination of employment with the Company. During the three and nine months ended September 30, 2023, 469,010 Executive Retention RSUs were vested. During the three and nine months ended September 30, 2023, the Company recognized share-based compensation expense of $1.3 million and $3.9 million, respectively, related to the Executive Retention RSUs. During the three and nine months ended September 30, 2022, the Company recognized share-based compensation expense of $17.6 million and $23.3 million, respectively. Unrecognized share-based compensation expense for unvested Executive Retention RSUs as of September 30, 2023 was $2.5 million, which is to be recognized over a weighted-average period of 0.5 years.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Executive Performance RSUs
On April 24, 2023, the Compensation Committee and the board of directors granted a total of 4.9 million RSUs to certain executives. 3.1 million of the RSUs granted are subject to time-based vesting conditions and 1.8 million of the RSUs granted are subject to performance-based vesting conditions in addition to time-based vesting conditions. The performance-based vesting RSUs will vest based on the achievement of the Company's revenue goals for the fiscal year ended December 31, 2023 (as certified by the Compensation Committee or the board of directors, as applicable) and continued service through each applicable vesting date.
13. Income Taxes
The Company’s effective tax rates from continuing operations was (1.6)% and (1.2)% for the three and nine months ended September 30, 2023, respectively, and (0.3)% and (0.2)% for the three and nine months ended September 30, 2022, respectively. The Company’s full valuation allowance in the United States caused the year-to-date effective tax rate to be different from the U.S. federal statutory tax rate.
14. Net Loss per Share
The Company has one class of common stock. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period using the two-class method. The Company’s stock options, warrants, and early exercised stock options are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders because the holders of these securities do not have a contractual right to share in the Company's losses, and their effect would be anti-dilutive. Therefore, the net loss for the nine months ended September 30, 2023 and 2022 was attributed to common stockholders only.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Forge Global Holdings, Inc., basic	$(18,348)	$(16,198)	$(64,425)	$(85,741)
Decrease in fair value of public warrants	—	(3,937)	—	(3,897)
Net loss attributable to common stockholders, diluted	$(18,348)	$(20,135)	$(64,425)	$(89,638)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, basic	173,957,880	169,838,778	173,045,721	134,683,950
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, diluted	173,957,880	170,209,256	173,045,721	135,960,612
Net loss per share attributed to common stockholders:
Basic	$(0.11)	$(0.10)	$(0.37)	$(0.64)
Diluted	$(0.11)	$(0.12)	$(0.37)	$(0.66)
31

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following potentially dilutive shares were excluded in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	September 30, 2023	December 31, 2022
Outstanding options	8,401,764	12,853,072
Common stock and preferred stock warrants	3,282,652	3,282,652
Private Placement Warrants issued upon Merger	7,386,667	7,386,667
Common stock subject to repurchase	505,104	1,064,323
Restricted stock units	18,777,909	10,884,476
Total	38,354,096	35,471,190
15. Related Party Transactions
On September 7, 2022, the Company and DBAG formed a subsidiary, Forge Europe GmbH. DBAG is a stockholder of the Company and one of the Company's directors is affiliated with this entity. See Note 1, "Organization and Description of Business," for additional information.
Financial Technology Partners LP (“Financial Technology Partners”), a stockholder of the Company and affiliated entity of Steven McLaughlin, one of the Company's former directors, previously served as financial and strategic advisor to the Company on its financing, merger, and acquisition transactions. During the nine months ended September 30, 2022, the Company incurred $18.3 million in fees to Financial Technology Partners, of which $17.4 million was related to common stock issued during the Merger and was recorded as a reduction to additional paid-in capital. The remaining $0.9 million was related to issuance of Public and Private Placement Warrants, including warrants issued to A&R FPA investors, and was expensed immediately upon consummation of the Merger as acquisition-related transaction cost in the unaudited condensed consolidated statements of operations. Mr. McLaughlin resigned from the Company's board of directors on May 27, 2022. As a result, each of Mr. McLaughlin and Financial Technology Partners ceased being a related party in the quarter ended June 30, 2022.
James Herbert, II, one of the Company's directors during the three months ended March 31, 2023, through the James and Cecilia Herbert 1994 Revocable Trust, purchased 75,000 shares of the Company's common stock (for a purchase price of $0.8 million) in the PIPE Investment, concurrently and in connection with the closing of the Business Combination. Mr. Herbert's transaction was on the same terms as the other investors who purchased shares in the PIPE Investment pursuant to certain subscription agreements dated September 13, 2021. Mr. Herbert resigned from the Company's board of directors in April 2023. As a result, Mr. Herbert ceased being a related party in the quarter ended June 30, 2023.
Prior to the Business Combination, one of Legacy Forge's directors was also a director of Temasek Holding (Private) Limited ("Temasek"). Such director did not remain on the Company's board of directors following the closing of the Business Combination. Temasek, through its wholly-owned subsidiary, Ossa Investments Pte. Ltd, purchased 1,000,000 shares of the Company's common stock (for a purchase price of $10.0 million) in the PIPE Investment, concurrently and in connection with the closing of the Business Combination. This transaction was on the same terms as the other investors who purchased shares in the PIPE Investment pursuant to certain subscription agreements dated September 13, 2021. Prior to November 2022, Temasek was a 5% stockholder of the Company and thus a related party. Effective November 2022, Temasek ceased being a 5% stockholder and thus a related party based on the Company's outstanding stock.
The Company has entered into client engagement agreements with certain companies to serve as the exclusive transaction agent to help facilitate private purchases of shares of issuers. These companies are identified as related parties as they are holders of the Company’s common stock. The Company recognized placement fee revenue for trades executed with these companies in the unaudited condensed consolidated statements of operations. The Company recognized associated revenue of $0.6 million for the three and nine months ended September 30, 2022. There was no associated revenue recognized for the three and nine months ended September 30, 2023.
A family member of one of the Company’s executive officers is a portfolio manager for investment funds that engage in secondary transactions with the Company in the ordinary course of business. Such transactions became related party transactions upon the employee's appointment to executive officer in April 2023. For the three and nine months ended

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023, the total value of such transactions was $10.0 million and $11.3 million, respectively, and the aggregate placement fee revenue (less transaction-based expenses) that the Company received from the funds for such transactions was $0.2 million and $0.3 million, respectively.

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
Business Overview
Forge is building the private market of the future - a more accessible, transparent, and liquid market for participating in private market growth. We offer a trusted trading platform, proprietary data, and insights to inform investment strategies, along with custody services to help companies, stockholders, institutions, and accredited investors confidently navigate and transact in the private market. Our scaled and integrated business model is at the nexus of the private market ecosystem, which we believe creates a sustaining competitive advantage fueling our clients' participation in the private market and our growth. The key solutions offered by our platform include:
•Trading Solutions — Forge Markets is our platform that connects potential investors with private company stockholders and enables them to efficiently facilitate private share transactions.
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
Expanding our Relationship with Existing Customers
Our revenue has grown historically as we have introduced new products and features to our customers and as our customers have increased their usage of our platform. However, certain circumstances that have accelerated the growth of our business may not continue in the future. We aim to grow with our customers over time and to grow our relationship with our customers as they build and manage their wealth. Through our customer-centric and complementary solutions, we seek a future where sellers become buyers, buyers become custody account holders, and account holders continue to participate in the private market. Our ability to expand our relationship with our customers is therefore an important contributor to our long-term growth.
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
Market Trends
Our results of operations are impacted by the overall health of the economy, and consumer and institutional investing patterns, which include the following key drivers:
•Private Market Trends. As private market investing continues and the number of venture-backed companies and late-stage private growth companies fluctuate, our supply and demand will shift accordingly as such factors affect the number of existing shareholders looking for liquidity as well as potential investors interested in obtaining equity in such companies while they remain private. Although periods of macroeconomic growth in the United States, particularly in private equity markets, generally stimulate growth in overall investment activity on our platform, such activity has been and may continue to be negatively impacted by any slowdowns, downturns, and volatility in the macroeconomic environment and private equity markets.
•Consumer Behavior. Buyers' and sellers' behaviors vary over time and are affected by numerous conditions. For example, behavior may be impacted by social or economic factors such as changes in disposable income levels and the need for liquidity, employee tenure, general interest in investing, interest rate levels, and reaction to stock market volatility. There may also be high profile IPOs, SPACs, or idiosyncratic events impacting single companies that impact consumer behavior. These shifts in consumer behavior may influence interest in our products over time.
•Macroeconomic. Customer and business behavior and risk appetite is impacted by the overall macroeconomic environment. Monetary response measures by the Federal Reserve to tackle inflation continue with interest rate increases. As of the filing of this Report, the Federal Reserve has raised the federal funds rate to a range of 5.25% - 5.50%. The higher interest rate environment has led to volatility in asset valuations risks across public and private equity, real estate, and credit markets. The economy has shown resilience in the face of lowered economic growth forecasts and inverted yield curves, and the risk of a potential recession has reduced; however, a period of prolonged market uncertainty continues. Increased volatility and liquidity risks to private equity valuations, as well as uncertainty around settlement prices for illiquid assets, continue to negatively impact investor appetite and investment preferences across the alternative investment and private markets space. The ongoing conflicts in Russia and Ukraine, Israel and Palestine, and increased geopolitical tensions continue to affect energy and commodity prices.
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
Segment Information
We operate as a single operating segment and reportable segment. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, allocating resources, and evaluating our financial performance. Accordingly, we have concluded that we consist of a single operating segment and reportable segment for accounting and financial reporting purposes.
Key Business Metrics
We monitor the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The tables below reflect period-over-period changes in our key business metrics, along with the percentage change between such periods. We believe the following business metrics are useful in evaluating our business:

	Three Months Ended		QoQ		Nine Months Ended		YoY
Dollars in thousands	September 30, 2023	June 30, 2023	Change	% Change	September 30, 2023	September 30, 2022	Change	% Change
TRADING BUSINESS
Trades	567	448	119	27%	1,321	1,652	(331)	(20)%
Volume	$234,141	$153,182	$80,959	53%	$515,486	$975,984	$(460,498)	(47)%
Net Take Rate	3.0%	3.7%	(0.7)%	(19)%	3.4%	3.4%	—%	—%
Placement fee revenues, less transaction-based expenses	$7,135	$5,640	$1,495	27%	$17,388	$33,366	$(15,978)	(48)%
•Trades are defined as the total number of orders executed by us and acquired entities buying and selling private stocks on behalf of private investors and stockholders. Increasing the number of orders is critical to increasing our revenue and, in turn, to achieving profitability.
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

	As of			QoQ		YoY
Dollars in thousands	September 30, 2023	June 30, 2023	September 30, 2022	Change	% Change	Change	% Change
CUSTODY BUSINESS
Total Custodial Accounts	2,023,756	1,970,617	1,811,774	53,139	3%	211,982	12%
Assets Under Custody	$15,148,480	$15,299,816	$14,967,314	$(151,336)	(1)%	$181,166	1%
•Total Custodial Accounts are defined as our customers’ custodial accounts that are established on our platform and billable. These relate to our Custodial Administration fees revenue stream and are an important measure of our business as the number of Total Custodial Accounts is an indicator of our future revenues from certain account maintenance, transaction, and sub-account fees.
•Assets Under Custody is the reported value of all client holdings held under our agreements, including cash submitted to us by the responsible party. These assets can be held at various financial institutions, issuers, and in our vault. As the custodian of the accounts, we collect all interest and dividends, handle all fees and transactions, and any other considerations for the assets concerned. Our fees are earned from the overall maintenance activities of all assets and are not charged on the basis of the dollar value of Assets Under Custody, but we believe that Assets Under Custody is a useful metric for assessing the relative size and scope of our business.
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
The following table reconciles net loss to our Adjusted EBITDA for the periods presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Net loss	$(18,957)	$(25,100)	$(65,318)	$(85,741)
Add:
Interest income (expense), net	(1,725)	(1,319)	(4,553)	(1,161)
Provision for (benefit from) income taxes	291	293	769	206
Depreciation and amortization	1,710	1,747	5,246	4,531
Loss or impairment on long lived assets	—	—	536	446
Share-based compensation expense	9,233	8,809	25,443	45,974
Change in fair value of warrant liabilities	(907)	3,790	2,715	(19,808)
Acquisition-related transaction costs (1)	—	—	—	5,219
Transaction bonus (2)	—	—	—	17,735
Adjusted EBITDA	$(10,355)	$(11,780)	$(35,162)	$(32,599)
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

Professional services
Professional services expense includes fees for accounting, tax, auditing, legal and regulatory services, as well as consulting services received in connection with strategic and technology initiatives. We have and may continue to incur additional professional services expenses as we continue implementing procedures and processes to address public company regulatory requirements and customary practices.
Acquisition-related transaction costs
Acquisition-related transaction costs consist primarily of professional services fees for investment banking advisors, legal services, accounting advisory, and other external costs directly related to acquisitions and other strategic opportunities. While acquisition-related transaction costs may be significant they are non-recurring in nature. Acquisition-related transaction costs in the nine months ended September 30, 2022, include costs related to the Business Combination, which consisted of legal, accounting, and other professional services directly related to the Business Combination, but not considered as part of issuance cost. We may explore and pursue acquisitions and other strategic opportunities and as a result, may incur acquisition-related transaction costs in future periods.
Advertising and market development
Advertising and market development is an important driver of our value and we intend to continue making meaningful investments in the Forge brand and growth marketing. This includes brand advertising, thought leadership, content marketing, public relations, partnerships, and other strategies that amplify our brand. We have a rigorous approach to measuring customer lifetime value and optimizing our customer acquisition investments according to market dynamics and effective return on investment ("ROI"). We manage our discretionary expenses in growth marketing in real-time, as audience-specific dynamics show positive ROI. We generally expect our marketing expenses to increase in the long term in absolute dollars but manage our spend judiciously and adapt as market conditions evolve.
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
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations for the interim periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Revenues:
Total revenues, less transaction-based expenses	$18,415	$16,637	$50,512	$52,165
Operating expenses:
Compensation and benefits	27,650	25,154	78,566	115,064
Other	12,278	14,036	38,980	44,336
Total operating expenses	39,928	39,190	117,546	159,400
Operating loss	$(21,513)	$(22,553)	$(67,034)	$(107,235)
Total interest income and other income (expenses)	2,847	(2,254)	2,485	21,700
Loss before provision for income taxes	$(18,666)	$(24,807)	$(64,549)	$(85,535)
Provision for income taxes	291	293	769	206
Net loss	$(18,957)	$(25,100)	$(65,318)	$(85,741)
Net loss attributable to noncontrolling interest	(609)	(211)	(893)	—
Net loss attributable to Forge Global Holdings, Inc.	$(18,348)	$(24,889)	$(64,425)	$(85,741)

Revenue

	Three Months Ended		QoQ		Nine Months Ended		YoY
(in thousands)	September 30, 2023	June 30, 2023	Change	% Change	September 30, 2023	September 30, 2022	Change	% Change
Placement fees	$7,283	$5,723	$1,560	27%	$17,638	$33,763	$(16,125)	(48)%
Custodial administration fees	11,280	10,997	283	3	33,124	18,799	14,325	76
Total revenues	$18,563	$16,720	$1,843	11%	$50,762	$52,562	$(1,800)	(3)%
Transaction-based expenses	(148)	(83)	(65)	78	(250)	(397)	147	(37)
Total revenues, less transaction-based expenses	$18,415	$16,637	$1,778	11%	$50,512	$52,165	$(1,653)	(3)%
Comparison of Three Months Ended September 30, 2023 and June 30, 2023
Total revenues, less transaction-based expenses, increased $1.8 million, or 11%.
Placement fees revenue increased by $1.6 million, or 27% in the three months ended September 30, 2023, driven by a 53% increase in trading volumes, partially offset by a 0.7% decrease in net take rate primary attributable to the difference in the mix of clients between the two quarters. Custodial administration fees increased by $0.3 million, or 3% with the increase in cash administration fees more than offsetting the impact of the decline in assets under custody. Total custodial accounts increased 3%, to 2,023,756, as of September 30, 2023. Cash deposits, a component of assets under custody, continued to trend downward in the three months ended September 30, 2023, as customers shift balances to higher yielding investments. To the extent this trend continues, and interest rates stabilize or decline, custodial administration fee revenue could decline.
Comparison of Nine Months Ended September 30, 2023 and September 30, 2022
Total revenues, less transaction-based expenses, decreased $1.7 million, or 3%.
Placement fees decreased by $16.1 million, or 48%, driven by lower trading volume. Custodial administration fees increased by $14.3 million, or 76%, driven by rate increases in the cash administration fees for these services. Total custodial accounts increased 12% as compared to September 30, 2022. Transaction-based expenses decreased by $0.1 million, or 37%, driven by the cessation of forward fund trades which carry fund insurance costs.
Compensation and benefits

	Three Months Ended		QoQ		Nine Months Ended		YoY
(in thousands)	September 30, 2023	June 30, 2023	Change	% Change	September 30, 2023	September 30, 2022	Change	% Change
Salary	$13,694	$13,230	$464	4%	$40,453	$33,863	$6,590	19%
Incentive compensation and other bonus	3,171	1,563	1,608	103	7,995	31,287	(23,292)	(74)
Share-based compensation	9,233	8,809	424	5	25,443	45,974	(20,531)	(45)
Benefits and other	1,552	1,552	—	—	4,675	3,940	735	19
Total compensation and benefits	$27,650	$25,154	$2,496	10%	$78,566	$115,064	$(36,498)	(32)%
Comparison of Three Months Ended September 30, 2023 and June 30, 2023
Compensation and benefits expense increased $2.5 million, or 10%.
Incentive compensation and other bonus increased $1.6 million as a result of an increase in commissions in connection with higher placement fee revenue in the three months ended September 30, 2023 and the impact of a reduction in the Company's discretionary bonus accrual rate in the three months ended June 30, 2023 in line with the Company's cost management initiatives. Share-based compensation expense increased $0.4 million primarily due to new grants of RSUs granted under our 2022 Plan in the three months ended September 30, 2023. Refer to Note 12, "Share-Based Compensation," to our unaudited condensed consolidated financial statements included elsewhere in this Report.
Comparison of Nine Months Ended September 30, 2023 and September 30, 2022
Compensation and benefits expense decreased $36.5 million, or 32%.
Incentive compensation and other bonus expense decreased $23.3 million, primarily due to one-time transaction bonuses for certain executives of $17.7 million related to the consummation of the Business Combination in the nine months ended September 30, 2022, and $4.7 million due to the lower attainment of Company performance targets in the nine months ended September 30, 2023. Share-based compensation decreased $20.5 million primarily due to $24.6 million decrease of expense in connection with certain executive performance and/or market condition-based RSUs and options in the nine months ended September 30, 2023, offset by $3.9 million from new RSUs granted during the nine months ended September 30, 2023. These decreases were partially offset by increases in headcount from organic growth of our business operations which drove increases in salaries and benefits of $6.6 million and $0.7 million, respectively.
Other operating expenses

	Three Months Ended		QoQ		Nine Months Ended		YoY
(in thousands)	September 30, 2023	June 30, 2023	Change	% Change	September 30, 2023	September 30, 2022	Change	% Change
Professional services	$2,883	$3,265	$(382)	(12)%	8,884	11,169	$(2,285)	(20)%
Acquisition-related transaction costs	—	—	—	—	—	5,219	(5,219)	(100)
Advertising and market development	910	876	34	4	2,463	3,873	(1,410)	(36)
Rent and occupancy	1,142	1,148	(6)	(1)	3,616	3,803	(187)	(5)
Technology and communications	3,763	3,475	288	8	10,628	8,368	2,260	27
General and administrative	1,870	3,525	(1,655)	(47)	8,143	7,373	770	10
Depreciation and amortization	1,710	1,747	(37)	(2)	5,246	4,531	715	16
Total other operating expenses	$12,278	$14,036	$(1,758)	(13)%	$38,980	$44,336	$(5,356)	(12)%
Comparison of Three Months Ended September 30, 2023 and June 30, 2023
Other operating expenses decreased $1.8 million, or 13%.
General and administrative expenses decreased $1.7 million primarily due to a $1.5 million contingent loss liability recorded in the three months ended June 30, 2023 and a $0.4 million reduction in contingent loss liability recorded in the three months ended September 30, 2023, partially offset by $0.4 million increase in bad debt reserve due higher accounts receivable in the three months ended September 30, 2023. Professional services expenses declined as the prior quarter included higher legal costs in connection with litigation and public company reporting matters. Technology and communications expenses increased primarily due to Forge Europe platform investments.
Comparison of Nine Months Ended September 30, 2023 and September 30, 2022
Other operating expenses decreased $5.4 million, or 12%.
Professional fees decreased by $2.3 million primarily as a result of lower legal expenses as the nine months ended September 30, 2022 included costs related to the Business Combination and public company requirements. Acquisition-related transaction costs of $5.2 million related to the Business Combination were recognized in the nine months ended September 30, 2022. Cost containment efforts in the nine months ended September 30, 2023 resulted in a decline in advertising and third-party software engineers expenses reported in technology and communications expenses of $1.4 million and $1.5 million, respectively. These costs savings were partially offset by the impact of lower capitalization of software development costs of $2.3 million and $1.7 million for software licensing fees to support business growth. General and administrative expenses increased $0.8 million primarily due to an increase in contingent losses.

Total interest income and other income (expenses)

	Three Months Ended		QoQ		Nine Months Ended		YoY
(in thousands)	September 30, 2023	June 30, 2023	Change	% Change	September 30, 2023	September 30, 2022	Change	% Change
Interest income	$1,725	$1,319	$406	31%	4,553	$1,161	$3,392	292%
Change in fair value of warrant liabilities	907	(3,790)	4,697	(124)	(2,715)	19,808	(22,523)	(114)
Other income (expenses), net	215	217	(2)	(1)	647	731	(84)	(11)
Total interest income and other income (expenses)	$2,847	$(2,254)	$5,101	(226)%	$2,485	$21,700	$(19,215)	(89)%
Comparison of Three Months Ended September 30, 2023 and June 30, 2023
Total interest income and other income (expenses) increased $5.1 million, or 226%, primarily from a $4.7 million favorable change in the fair value of the Junior Preferred Stock Warrants and Private Placement Warrants liability during the three months ended September 30, 2023. Refer to Note 11, "Warrants," to our unaudited condensed consolidated financial statements included elsewhere in this Report.
Comparison of Nine Months Ended September 30, 2023 and September 30, 2022
Total interest income and other income (expenses) decreased $19.2 million, or 89%, primarily from a $22.5 million unfavorable change in the fair value of the Junior Preferred Stock Warrants and Private Placement Warrants and the exercise and subsequent redemption of the Public Warrants during the nine months ended September 30, 2022, partially offset by $3.4 million attributable to favorable interest rates earned on the Company's cash balances.
Liquidity and Capital Resources
To date, we have financed our operations primarily through revenue from operations, issuances of securities, issuances of debt, and proceeds from the Business Combination. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures, and investments in business acquisitions.
As of September 30, 2023, our principal source of liquidity was our cash and cash equivalents balance of $155.1 million. Since our inception, we have generated operating losses as reflected in our accumulated deficit. We had an accumulated deficit of $254.8 million as of September 30, 2023.
We believe our existing cash and cash equivalents as of September 30, 2023 will be sufficient to meet our operating working capital and capital expenditure requirements for at least twelve months from the date of this Report. Our future financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform, and the expansion of sales and marketing activities. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
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

Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(34,884)	$(59,760)
Investing activities	$(3,293)	$(4,832)
Financing activities	$(204)	$192,773
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2023 of $34.9 million was primarily driven by our net loss of $65.3 million, adjusted for non-cash charges of $36.8 million, and net cash outflows of $6.4 million in connection with changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $25.4 million, depreciation and amortization of $5.2 million, and changes in fair value of warrant liabilities of $2.7 million. The main driver of the cash outflows from the changes in operating assets and liabilities was related to a decrease in accrued compensation and benefits of $4.5 million attributable to the payments made during the nine months ended September 30, 2023 for incentive compensation related to the prior year.
Cash used in operating activities for the nine months ended September 30, 2022 of $59.8 million was primarily related to our net loss of $85.7 million, adjusted for non-cash charges of $42.9 million and net cash outflows of $16.9 million related to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $46.0 million, settlement of related party promissory notes of $5.5 million, depreciation and amortization of $4.5 million, and transaction expenses related to the Business Combination of $3.1 million, partially offset by changes in fair value of warrant liabilities of $19.8 million,. The main drivers of the cash outflows derived from the changes in operating assets and liabilities were driven by a decrease in accrued compensation and benefits of $11.1 million and an increase in prepaid expenses and other assets of $4.3 million.
Investing Activities
Cash used in investing activities was $3.3 million for the nine months ended September 30, 2023. During the period, the Company invested $3.2 million in certificates of deposit with maturities greater than 90 days. Investments with maturities of 90 days or less are classified as cash and cash equivalents on the unaudited condensed consolidated balance sheets. Consistent with delivering customer-centric platform capabilities, our technology development cycles have become shorter and more fluid, with a heavier focus on the preliminary project stages including feasibility and proof-of-concept. Activities that occur during the preliminary project stage are expensed as incurred. We do not anticipate incurring material development costs that would meet the capitalization criteria. There were no amounts capitalized in connection with internal-use software during the nine months ended September 30, 2023.
Cash used in investing activities was $4.8 million for the nine months ended September 30, 2022, which consisted primarily of cash paid for capitalized internal-use software. This was primarily due to cash paid for capitalized internal-use software of $4.6 million.
Financing Activities
Cash used in financing activities was $0.2 million for the nine months ended September 30, 2023, as activities have normalized subsequent to the Business Combination.
Cash provided by financing activities was $192.8 million for the nine months ended September 30, 2022, which consisted primarily of proceeds of $208.0 million from PIPE investment and A&R FPA investors, proceeds from the exercise of Public Warrants of $22.9 million, proceeds from the formation of Forge Europe of $9.5 million and proceeds from completion of the Business Combination of $7.9 million, partially offset by payments for offering costs of $56.9 million.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our audited annual consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider forming a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses and the disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our audited annual consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our unaudited condensed consolidated financial statements.
On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions. The most significant judgments, estimates, and assumptions relate to the critical accounting policies, as discussed in more detail below.
There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K filed with the SEC on March 1, 2023.
Impairment of Long-Lived Assets
The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company also evaluates the period of depreciation and amortization of long-lived assets to determine whether events or circumstances warrant revised estimates of useful lives. When indicators of impairment are present, the Company determines the recoverability of its long-lived assets by comparing the carrying value of its long-lived assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the estimated future undiscounted cash flows demonstrate the long-lived assets are not recoverable, an impairment loss would be calculated based on the excess of the carrying amounts of the long-lived assets over their fair value. No impairment charges were recognized during the three months ended September 30, 2023.
Goodwill and Other Intangible Assets, Net
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but is tested for impairment annually on October 1, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators or competition. Potential impairment indicators may also include, but are not limited to, (i) the results of the Company’s most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, (iii) declines in the Company’s market capitalization below its book value, and the magnitude and duration of those declines, (iv) a reorganization resulting in a change to the Company’s operating segments, and (v) other macroeconomic factors, such as increases in interest rates that may affect the weighted average cost of capital or volatility in the equity and debt markets. No impairment charges were recognized during the nine months ended September 30, 2023.

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
We perform a net interest sensitivity analysis to evaluate the effect that changes in interest rates might have on our revenue. The analysis assumes that the asset and liability structure of our unaudited condensed consolidated balance sheets would not be changed as a result of a simulated change in interest rates. The results of the analysis based on our financial position for the three months ended September 30, 2023 indicate that a hypothetical 50 basis point increase or decrease in interest rates would have impacted our custodial administration fee revenues by $0.7 million. Additionally, we perform a net interest sensitivity analysis to evaluate the effect that a hypothetical increase or decrease in risk-free rates would have on our interest income. The results of the analysis based on our financial position for the three and nine months ended September 30, 2023 indicate that a hypothetical 100 basis point increase or decrease in risk-free rates would not have a material effect on our financial results.
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
Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have affected the carrying amount of our net assets by approximately $0.9 million and $1.5 million as of September 30, 2023 and December 31, 2022, respectively. To date, we have not engaged in any hedging strategies. As our international activities grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Report and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties, some of which have occurred and any of which may occur in the future, could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition, results of operations, and cash flows. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements as a result of various factors, including, but not limited to, those discussed in the sections of this Report titled “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
•Our business is subject to extensive laws and regulations promulgated by U.S. state, U.S. federal, and non-U.S. laws, including those applicable to broker dealers, investment advisers, and alternative trading systems, such as regulation by the SEC and FINRA in the jurisdictions in which we operate. Compliance with laws and regulations require significant expense and devotion of resources, which may adversely affect our ability to operate profitably.
•We may be unable to sufficiently obtain, maintain, protect, or enforce our intellectual property and other proprietary rights, any of which could reduce our competitiveness and harm our business and operating results.
•We collect, store, share, disclose, transfer, use, and otherwise process customer information and other data, including personal information, and an actual or perceived failure by us or our third-party service providers to protect such information and data or respect customers’ privacy could damage our reputation and brand, negatively affect our ability to retain customers, and harm our business, financial condition, operating results, cash flows, and prospects.
•We depend on third parties for a wide array of services, systems, and information technology applications, and a breach or violation of law by one of these third parties could disrupt our business or provide our competitors with an opportunity to enhance their position at our expense. Additionally, the loss of any of those service providers could materially and adversely affect our business, results of operations, and financial condition.

•Cyber incidents or attacks directed at us and to our systems could result in unauthorized access, information theft, data corruption, operational disruption, and/or financial and reputational loss, and we may not be able to insure against such risk.
•We have previously completed and may continue to evaluate and complete acquisitions in the future, which could require significant management attention, result in additional dilution to our stockholders, increase expenses, disrupt our business and adversely affect our financial results.

Risks Related to Our Business

We have a history of losses and may not achieve or maintain profitability in the future.

Our net loss was $19.0 million and $16.2 million for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $254.8 million. We may continue to incur net losses in the future. We will need to generate and sustain significant revenue for our business generally in future periods in order to achieve and maintain profitability. We also expect general and administrative expenses to continue to increase to meet the increased compliance and other requirements associated with operating as a public company and evolving regulatory requirements.

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

The majority of our revenue is derived from commissions earned on securities-based transactions, or placement fees. We maintain a platform which generates revenue through our Forge Markets offering by volume-based fees sourced from institutions, individual investors, and stockholders. Furthermore, although we continue to invest and develop our platform to complete transactions in a more automated and tech enabled manner, portions of our platform rely upon manual procedures carried out by our private market specialists who help facilitate trades between buyers and sellers. We also generate revenues through our Forge Trust offering with account fees, cash management fees, and custody-as-a-service fees through custodial offerings, or custodial administration fees for all Forge customers and also through our Forge Intelligence and our private company solutions.

With respect to placement fees, a decline in the price of securities transactions brokered by us, a decline in the financial markets generally, or a decline in fee rates could negatively impact our revenue and overall financial position. Additionally, if we fail to acquire and retain new institutions, individual investors and stockholders, or fail to do so in a cost-effective manner, we may be unable to increase revenue and achieve profitability for our Forge Markets and Forge Trust offerings. Additionally, our Forge Intelligence and private company solutions may not gain market acceptance or prove to be profitable in the long term. While some of our issuer customers may prefer that we not publish the transaction prices for transactions in their securities, which could impact our Forge Intelligence and Forge Markets offerings, we maintain that such prices are, by definition, information belonging to us. We negotiate exceptions to this policy on a case-by-case basis, and such exceptions have historically been very limited.

We are continually refining our revenue and business model, which is premised on creating a virtuous cycle for our clients to engage in more products across our platform. We promote our complementary offerings such as Forge Intelligence and our private company solutions to the institutions, individual investors, and stockholders who partake in our Forge Markets offering. There is no assurance that these efforts will be successful or that we will generate revenues commensurate with our efforts and expectations, or become profitable. We may be forced to make significant changes to our revenue and business model to compete with our competitors’ offerings, and even if such changes are undertaken, there is no guarantee that they will be successful. Additionally, we will likely be required to hire, train, and integrate qualified personnel to meet and further our business objectives, and our ability to successfully do so is uncertain.

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

Maintaining adequate liquidity is crucial to our securities brokerage business operations, including key functions such as transaction settlement and custody requirements. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external equity financing. Increases in the number of customers, fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, may affect our ability to meet our liquidity needs. Our broker-dealer subsidiary, Forge Securities LLC (“Forge Securities”), is subject to Rule 15c3-1 under the Exchange Act, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers. Accordingly, Forge Securities is subject to Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain certain liquidity reserves unless such broker-dealer qualifies for an exemption. Additionally, our trust company subsidiary, Forge Trust, is subject to minimum capital requirements of the State of South Dakota, in which it is chartered.

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

We have previously completed and may continue to evaluate and complete acquisitions in the future, which could require significant management attention, result in additional dilution to our stockholders, increase expenses, disrupt our business, and adversely affect our financial results.

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

•litigation or other claims in connection with the acquired company, including claims from terminated employees, subscribers, former stockholders, or other third parties; and

•geographic expansion that may expose our business to known and unknown regulatory compliance risks including elevated risk factors for tax compliance, money laundering controls, and supervisory controls oversight.

Our failure to address these risks or other problems encountered in connection with our acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, regulatory obligations to further capitalize our business, and goodwill and intangible asset impairments, any of which could harm our financial condition and negatively impact our stockholders. To the extent we pay the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. In addition, to the extent we issue equity securities to pay for any such acquisitions or investments, any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

Macroeconomic, market, public health, and geopolitical conditions may harm our business and our reputation.

As a financial services company, our business, results of operations, and reputation are directly affected by elements beyond our control, such as macroeconomic and geopolitical conditions that might affect the volatility in financial markets. Capital markets are experiencing a period of economic uncertainty, and have been further disrupted by the monetary responses of U.S. and global regulators to tame inflation through means such as interest rate hikes. As of the filing of this Report, the Federal Reserve has raised the federal funds rate to a range of 5.25% - 5.50%. Additional macroeconomic factors remain that may negatively impact our business. These include volatility and liquidity risks to private equity valuations given uncertainty around settlement prices for illiquid assets, growing systemic credit risk concerns, and systemic asset valuation risks across public and private equity markets, as well as the real estate and credit sectors. Furthermore, the ongoing conflicts in Russia and Ukraine, Israel and Palestine, and increased geopolitical tensions generally continue to affect energy and commodity prices, inflation, and could affect both global business' and individuals’ market response and behavior. Any such effects could also potentially harm our business, financial condition, and results of operations. In addition, lowered economic growth forecasts and inverted yield curves continue to indicate a period of uncertainty. Furthermore, a prolonged weakness in the U.S. equity markets could also cause our existing customers to incur losses, which in turn could cause our brand and reputation to suffer. If our reputation is harmed, the willingness of such customers to continue engaging with our platform could decrease, which would further adversely affect our business, financial condition, and results of operations.

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

Our business depends on our trusted brand, and failure to maintain and protect our brand, or any damage to our reputation, or the reputation of our partners, could adversely affect our business, financial condition, or results of operations.

We believe we are developing a trusted brand that has contributed to the success of our business. We believe that maintaining and promoting our brand in a cost-effective manner is critical to achieving widespread acceptance of our products and services and expanding our base of customers. Maintaining, promoting, and positioning our brand and reputation will depend on our ability to continue to provide useful, reliable, secure, and innovative products and services; to maintain trust and remain a financial services leader; and to provide a consistent, high-quality customer experience.

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

Any failure by us to maintain effective internal controls over financial reporting could have an adverse effect on our business, financial condition, and results of operations.

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

Ineffective disclosure controls and procedures or internal controls over financial reporting could harm our business and also cause investors to lose confidence in the accuracy and completeness of our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. Furthermore, we could become subject to investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources. These events could have a material and adverse effect on our business, results of operations, financial condition, and prospects.

If our goodwill, or other intangible assets, or fixed assets become impaired, we may be required to record a charge to our earnings.

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of September 30, 2023, we had recorded a total of approximately $130.9 million of goodwill and other intangible assets. An adverse change in domestic or global market conditions, and/or declines in our stock price, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact on our operating results or financial condition.

Regulatory, Tax, and Legal Risks

Our business is subject to extensive laws and regulations promulgated by U.S. state, U.S. federal, and non-U.S. laws, including those applicable to broker-dealers, investment advisers, and alternative trading systems, such as regulation by the SEC and FINRA in the jurisdictions in which we operate. Compliance with laws and regulations require significant expense and devotion of resources, which may adversely affect our ability to operate profitably.

We offer investment management services through Forge Global Advisors ("FGA"), an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), which is subject to regulation by the SEC. Forge Securities is an affiliated registered broker-dealer and FINRA member.

Investment advisers are subject to the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions, which apply to our relationships with the funds we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our customers, fund investors, and our investments; including, for example, restrictions on transactions with our affiliates. Accordingly, FGA is subject to periodic SEC examinations and other requirements under the Advisers Act and related regulations primarily intended to benefit advisory customers. These additional requirements relate to matters including maintaining effective and comprehensive compliance programs, record-keeping, and reporting and disclosure requirements. The Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations, and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding, or imposition of these sanctions could harm our reputation and cause us to lose existing customers or fail to gain new customers.

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

For example, recent news articles and statements from SEC commissioners have raised the possibility of additional transparency from large private companies. The reports indicate that the SEC will consider plans to require more private companies to routinely disclose information about their finances and operations. Currently, federal statute requires companies with more than 2,000 stockholders “of record” to register their securities with the SEC, but the SEC also allows an unlimited number of people to own shares in “street name” (through the same broker or investment vehicle) and count as one stockholders. The reports indicate that the SEC may decide to look through certain vehicles and count underlying investors as distinct stockholders.

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

We operate and serve investors in foreign jurisdictions, and our business is subject to the laws and requirements of each jurisdiction in which we operate. Issuers, buyers, and sellers from over 80 jurisdictions use our platform. While our operations are chiefly located in the United States and the majority of our trading revenues are derived from transactions involving U.S. issuers, we have and may continue to expand our operations internationally in order to match the global demand for our products and services.

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

We have limited experience with international regulatory environments and market practices, and we may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. We also may fail to sufficiently adapt our offerings in terms of language, culture, issuer operations, stockholder behaviors, investor preferences, or otherwise, which would limit or prevent our success in entering new markets.

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

We are also subject to periodic regulatory examinations and inspections. Compliance and trading problems or other deficiencies or weaknesses that are reported to regulators, such as the SEC, FINRA, the CFPB, or state regulators, by dissatisfied customers or others, or that are identified by regulators themselves, are investigated by such regulators, and may, if pursued, result in formal claims being filed against us by customers or disciplinary action being taken against us or our employees by regulators or enforcement agencies. To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds, or taking other actions that could be financially or competitively detrimental to us. We expect to continue to incur costs to comply with governmental regulations. Any such claims or disciplinary actions that are decided against us could have a material impact on our financial results.

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

In the United States, federal law, such as the GLBA and its implementing regulations, restricts certain collection, processing, storage, use, and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Additionally, the FTC Act imposes standards for the online collection, use, and dissemination of personal information. The U.S. government, including Congress, the Federal Trade Commission, and the Department of Commerce, has expressed the need for greater regulation for the collection, use, and other processing of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. There is also a risk of enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In addition, privacy advocates and industry groups have proposed and may propose new and different self-regulatory standards that either legally or contractually may apply to our business operations. If we fail to follow these security standards, even if no personal information is compromised, we may incur significant fines or experience a significant increase in costs.

Numerous states have enacted or are in the process of enacting state-level data privacy laws and regulations governing the collection, use, and other processing of state residents’ personal information. For example, the CCPA, which took effect on January 1, 2020, established a new privacy framework for covered businesses such as ours, and may require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides certain data privacy rights to California residents, such as affording California residents the right to access and delete their information and to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their rights under the CCPA. The CCPA allows for severe civil penalties and statutory damages as well as a private right of action for certain data breaches involving personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). Effective in most material respects as of January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and significantly amends the CCPA, including by expanding the CCPA with additional data privacy compliance requirements that may impact our business. The CPRA also establishes a regulatory agency dedicated to enforcing the CCPA, as amended by the CPRA. The effects of the CCPA, as amended by the CPRA, other similar state or federal laws, and other future changes in laws or regulations relating to privacy, data protection, and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, are significant and may require us to modify our data processing practices and policies and could greatly increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future or incur potential liability in an effort to comply with such legislation.

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

We collect, store, share, disclose, transfer, use, and otherwise process customer information and other data, including personal information, and an actual or perceived failure by us or our third-party service providers to protect such information and data or respect customers’ privacy could damage our reputation and brand, negatively affect our ability to retain customers, and harm our business, financial condition, operating results, cash flows, and prospects.

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

We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, which may have a material impact on our results of operations and cause fluctuations in such results. As of September 30, 2023, we had a valuation allowance for deferred tax assets in the United States and in other countries. Our net deferred tax assets relate predominantly to the U.S. federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. We continue to monitor the likelihood that we will be able to recover our deferred tax assets in the future. Future adjustments in our valuation allowance may be required. The recording of any future increases in our valuation allowance could have a material impact on our reported results, and both the recording and release of the valuation allowance could cause fluctuations in our quarterly and annual results of operations.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its net operating loss carryforwards ("NOLs") to offset future taxable income. Future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. Further, additional changes to federal or state tax laws or technical guidance relating to such laws that would further reduce the corporate tax rate could operate to effectively reduce or eliminate the value of any deferred tax asset. Our tax attributes as of September 30, 2023 may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

Personnel and Business Continuity Risks

We rely on our management team and will require additional key personnel to grow our business, and the loss of key management members or key personnel, or an inability to hire key personnel, could harm our business.

We believe our success has depended, and continues to depend, on the efforts and talents of our senior management, including our Chief Executive Officer Kelly Rodriques, who have significant experience in industries we operate, are responsible for our core competencies and would be difficult to replace. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.

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

As a public company, we are incurring legal, accounting, and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the listing requirements of the NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations could continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly since we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition, and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations could continue to increase our legal and financial compliance costs and make some activities more time consuming and costly. These additional obligations could have a material adverse effect on our business, financial condition, and results of operations.

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

Our Bylaws provide that, to the fullest extent permitted by law, unless we consent in writing to an alternative forum, (a) the Delaware Court of Chancery (or, if such court does not have, or declines to accept, jurisdiction, another state court or a federal court located in Delaware) will be the exclusive forum for any complaint asserting any internal corporate claims, including claims in the right of Forge based upon a violation of a duty by a current or former director, officer, employee, or stockholder in such capacity, or as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery and (b) the federal district courts of the United States will be the exclusive forum for any complaint asserting a cause of action arising under the Securities Act. The choice of forum provision may limit the ability of our stockholders to bring a claim in a forum that they find favorable for disputes with us or our directors, officers, or other employees, and may discourage such lawsuits. There is uncertainty as to whether a court would enforce this provision. If a court ruled the choice of forum provision was inapplicable or unenforceable in an action, we may incur additional costs to resolve such action in other jurisdictions. The choice of forum provision is intended to apply to the fullest extent permitted by law to the above-specified types of actions and proceedings, including any derivative actions asserting claims under state law or the federal securities laws, and is intended to require, in each case, to the fullest extent permitted by law, that (i) any Securities Act claims be brought in the federal district courts of the United States in accordance with clause (b) of the choice of forum provision and (ii) suits brought to enforce any duty or liability created by the Exchange Act be brought in the United States District Court for the District of Delaware. The provision does not apply to any direct claims brought by our stockholders on their own behalf, or on behalf of any class of similarly situated stockholders, under the Exchange Act. Our stockholders will not be deemed, by operation of the choice of forum provision, to have waived our obligation to comply with all applicable federal securities laws and the rules and regulations thereunder.

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

•changes in accounting principles, policies, and guidelines; and

•general economic and political conditions, such as the effects of geopolitical tensions related to the ongoing conflicts in Russia and Ukraine, Israel and Palestine, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability, and acts of war or terrorism.

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

We have in the past, and we may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance consists of forward-looking statements, subject to the risks and uncertainties described in this Report and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, are inherently uncertain and subject to numerous risks and uncertainties, including those described in this Report, many of which may be beyond our control. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of geopolitical tensions related to the ongoing conflicts in Russia and Ukraine, Israel and Palestine, and recent events in the banking industry such as the Silicon Valley Bank collapse and similar bank failures. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

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

Future issuances of debt securities and equity securities may adversely affect us, including the market price of common stock and may be dilutive to existing stockholders.

While we have not previously incurred indebtedness to finance our business in the past and do not currently intend to do it in the future, there is no assurance that we will not incur debt or issue equity ranking senior to common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature, or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common stock and be dilutive to existing stockholders.

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
During the three months ended September 30, 2023, we repurchased 194,400 shares of our common stock for an aggregate repurchase price of $99,598.89, which represented early exercised but unvested stock options from a member of our board of directors.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.
Exhibit Index

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1+	Sublease, dated August 22, 2023, by and between Jones Lang LaSalle Americas, Inc. and Forge Global, Inc.	Filed herewith
10.2#	Amended and Restated Employment Agreement, dated September 21, 2023, by and between Mark Lee and the registrant.	Filed herewith
10.3#	Amended and Restated Employment Agreement, dated September 20, 2023, by and between Drew Sievers and the registrant.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Finance Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

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

Forge Global Holdings, Inc.

Date: November 7, 2023	By: /s/ Kelly Rodriques
Kelly Rodriques
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By: /s/ Mark Lee
Mark Lee
Chief Financial Officer (Principal Financial Officer)