Form 10-K
period 2023-12-31
Forge Global Holdings, Inc.
filed 2024-03-26
CIK 1827821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

Commission file number 001-04321

Forge Global Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1561111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Embarcadero Center Floor 15 San Francisco, CA 94111
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023, the last business day of its most recently completed second fiscal quarter, was approximately $262.44 million based on the closing sales price of the registrant’s common stock on that date. Shares of the registrant's common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2024, the number of shares of the registrant's common stock outstanding was 179,499,587.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, references in this Annual Report on Form 10-K (this "Report") to “Forge,” the “Company,” “us,” “we,” “our,” and any related terms are intended to mean Forge Global Holdings, Inc. and its consolidated subsidiaries.

Certain statements in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about our ability to:

•effectively respond to general macroeconomic and business conditions;
•execute our business strategy, including monetization of services provided;
•anticipate the uncertainties inherent in the development of new business lines, strategies, products, and services;
•anticipate rapid technological changes;
•respond to uncertainties associated with product and service development and market acceptance;
•increase brand awareness;
•attract, train, and retain effective officers, employees, directors, and other key personnel;
•acquire, develop, and protect intellectual property;
•maintain key strategic relationships with partners;
•anticipate the significance and timing of contractual obligations;
•enhance future operating and financial results;
•respond to fluctuations in interest rates and foreign currency exchange rates;
•finance operations on an economically viable basis;
•meet future capital adequacy and liquidity requirements;
•obtain additional capital, including use of the debt market;
•comply with laws and regulations applicable to our business;
•stay abreast of modified or new laws and regulations that would apply to our business;
•manage cyber and technology risk management processes, including incident management processes;
•upgrade and maintain information technology systems;
•maintain disaster recovery and business continuity planning controls;
•manage vendor and third party processes;
•access, collect, and use personal information and other data about consumers;
•maintain the listing of our securities on the NYSE or another national securities exchange;
•anticipate the impact of, and response to, new accounting standards;
•anticipate the impact of new tax laws that would apply to our business; and
•successfully defend litigation.

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

Part I

Item 1. Business

Overview

Forge is building the private market of the future – a more accessible, transparent, and liquid market for participating in private market growth. We offer a trusted trading platform, proprietary data, and insights to inform investment strategies, along with custody services to help companies, stockholders, institutions, and accredited investors confidently navigate and transact in the private market. Our scaled and integrated business model is at the nexus of the private market ecosystem, which we believe creates a sustaining competitive advantage fueling our customers' participation in the private market and our growth. The key solutions offered by our platform include:

•Trading Solutions: Forge Markets is our platform that connects potential investors with private company stockholders and enables them to efficiently facilitate private share transactions.

•Custody Solutions: Forge Trust Co. is our non-depository trust company that enables customers to securely custody and manage assets through a robust and user-friendly online portal.

•Data Solutions: Forge Data is our data business that provides market participants the information and insight to confidently navigate, analyze, and make investment decisions in the private market.

We have strategically invested in our complementary solutions to collectively drive strong network effects and help power the private market ecosystem. Our platform serves all private market participants, including companies, employee and investor stockholders, institutional investors, and sophisticated accredited investors.

We attribute our track record of growth to the key strategic investments we have made since inception, the remarkable efforts of our employees, the momentum contributed by our many customers, and our commitment to ensuring that our technology performs at the highest level.

Challenges in the Private Markets

Historically, participating in the private market was a complex and opaque endeavor for a number of reasons, including:

Lack of Liquidity

The private markets lacked technology, automated processes, and standardized documentation which led to an inefficient and illiquid market with little volume. Transactions were primarily fully analog processes, using manual and administratively burdensome steps that demanded significant time and effort. These issues were compounded because of market fragmentation; there was not a large-scale platform where many buyers and sellers could transact with one another across a large swath of potential companies.

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

Forge’s Differentiated Solutions

We have developed and continue to enhance our infrastructure and complementary solutions which are purpose-built for the needs of private market participants. We believe our robust technology platform, as well as our large network of customers, partners, and other market participants, provide us the opportunity to transform the private market asset class and serve as the foundation on which others build their systems and businesses. Our intuitive online user experience is supported by our private market specialists and our proprietary trading data, which we believe enables our solutions to work efficiently and synergistically in one marketplace. Our solutions allow us to support our customer segments along their private market journeys by using our complementary trading, data, and custody solutions either separately or together.

Trading Solutions

Forge Markets is our platform designed to efficiently connect individual and institutional accredited investors with the stockholders of private companies. The customer experience is powered by an intuitive user interface that enables investors to register for free, explore private company data and insights, discover trade opportunities, and easily indicate trade interest for execution in these opportunities.

Each prospective customer must satisfy certain participation criteria (e.g., accreditation) and provide customer identification information. Only accredited investors are eligible to invest in private securities through our platform. Our Know Your Customer (“KYC”) and Anti-Money Laundering (“AML”) processes permit us to verify an investor’s accreditation or stockholder’s identity quickly and efficiently.

While sellers do not need to qualify as accredited investors to sell their private securities, the sale of their shares on our platform can enable them to meet the requirements to qualify as an accredited investor, which in turn provides them with the opportunity to reinvest their money into other available private company securities.

Inside the Forge Markets experience, customers who are accredited investors can search for companies by name, sector, or valuation. Starting a trade on the Forge platform commences when a customer submits an indication of interest (“IOI”) including whether they are buying or selling, the series or class of equity they want to sell or buy (e.g., preferred, common, or both) and the price range and the volume range at which they are willing to buy or sell. For the year ended December 31, 2023, the standard minimum transaction size on our platform was $100,000; however, we allow an amount less than this under certain circumstances such as upon the specific request of certain sellers or to receive a partial execution of a larger order.

We facilitate two main types of trades through Forge Markets. The first is a direct secondary transfer and the second is a pooled investment vehicle (each, an “Investment Fund”) which can aggregate multiple buyers and multiple sellers. The transaction flow is similar for both transaction types: a potential seller and buyer each submit an IOI, the buyers and sellers are matched up, and the company approves the transaction.

We facilitate secondary purchases and/or sales of private company securities (“direct secondary transactions”), such as preferred and common stock, as well as private fund units of Investment Funds that hold private company securities as underlying assets. Direct secondary transactions are typically conducted pursuant to Section 4(a)(1), or case law interpretations thereunder, which provides an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"). For the year ended December 31, 2023, transactions on our platform take an average of 42 days to complete from IOI match to close, and the majority of direct secondary transactions are between one buyer and one seller.

Our process is designed to support the requirements of the applicable exemption from registration. For example, since a buyer through our platform must at minimum be an ‘accredited investor’ as defined by Rule 501(a) of Regulation D, we collect information from the buyer through an accreditation process. Additional steps taken to support an exemption from registration, including acquiring some verification of ownership from the seller by which we can document how the seller came to own the shares, such as a share acquisition agreement or stock certificate.

We also provide a template purchase agreement that the buyer and seller can use to ensure that each party is legally bound to proceed with the transaction, subject to approval by the issuer. Our template contains standard representations typically used in this type of agreement; however, we are not a party to the purchase agreement and the buyer and seller are free to negotiate the template or use their own version.

At the closing of a transaction, we facilitate the execution of the final agreement for transfer of beneficial ownership. Typically, this is an issuer’s specific stock transfer agreement (“STA”), which supersedes the purchase agreement, and contains applicable restrictions pertaining to the shares, as well as representations by the buyer, such as (i) that the purchase is solely for investment purposes and not for further distribution, (ii) understanding that the securities are “restricted securities” and may not be freely traded, and (iii) that the sale of the securities is not registered under the Securities Act. In most cases, the STA also contains a copy of the legends contained on the stock certificate. Similarly to the purchase agreement, we facilitate the execution of the STA only in and administrative capacity, and are not a party to and do not control the final terms of the STA.

Forge Markets generates supply through two primary sources: (i) employees and stockholders of private companies seeking to sell shares and (ii) relationships with private companies who may be seeking to provide liquidity opportunities for their employees ahead of an IPO, acquisition, or other exit event. We also source supply from financial institutions such as venture capital and private equity firms as well as cross-over institutional investors, hedge funds, family offices, and capital aggregators that look to us to solve their liquidity needs.

We believe that our participant network, along with the workflows we have created to structure and efficiently process direct secondary and Investment Fund transactions, are challenging to replicate, create a strong barrier to entry, and provide us the flexibility to optimally serve the private market in a manner that reflects the needs of both individual and institutional investors and also enables companies to stay private longer while attracting and retaining talent.

Our platform offers a user friendly workflow for what is otherwise a technically challenging and complex trade flow and allows us to do that at scale. In addition, our private market specialists support buyers and sellers who have questions or otherwise need help completing their transactions. The expertise our private market specialists provide is invaluable to help educate customers on the steps needed to access the private markets using our platform. We believe that through additional investments in technology, our platform will continue to further streamline historically fully analog processes, therefore driving greater efficiency in the execution of private market trades.

We earn revenue on Forge Markets through placement fee revenue that we charge buyers and/or sellers. These fees, which we call take rates or commissions, are based on several factors including size of transaction, type of structure, type of buyer and seller, and use of a third-party broker. Participants may pay a higher commission if the notional amount of the transaction is less than our typical minimum transaction amount. We take into consideration the following factors for determining any variance in our commissions charged: (i) availability of the security generally, (ii) estimated internal expenses on the transaction, and (iii) total cost to buyers and sellers (i.e. does the buyer or seller pay additional fees imposed by the issuer, such as for legal opinions, transfer fees, or escrow fees).

To further strengthen our ties in the private market, our tech-enabled offering private company solutions provide private companies with streamlined liquidity processes, expert guidance, and relationship management. Our private company solutions leverage our software solution to provide private companies with oversight and control of company share transactions while reducing administrative burden. We facilitate fixed-price programs and market-based programs that provide issuer standard documentation and streamlined online workflows to efficiently run liquidity processes for stockholders and investors.

Custody Solutions

Forge Trust makes it easy and seamless for investors, equity holders, and institutions to hold, value, and manage assets. Through a South Dakota trust company, Forge Trust enables account holders to invest and custody assets such as private company shares, private equity, venture capital, and real estate.

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

Our custody business earns recurring revenue from quarterly account and asset fees, cash administration fees, partnership fees, and other transactional fees on accounts held at Forge Trust. On a quarterly basis, our SDIRA accounts are assessed maintenance fees and asset-based fees, with asset-based fees based on the complexity and the number of assets held. In addition, we assess per transaction fees based on the complexity of the transaction. This excludes our custody-as-a-service account revenues, which are based on contractually negotiated terms with our partners. As of December 31, 2023, Forge Trust had $15.6 billion of assets under custody through 2.1 million accounts.

Data Solutions

We aggregate, verify, anonymize, and supplement private market data, including historical trade and IOI data from our Forge Markets platform. As of December 31, 2023, this data set contained secondary trading data on more than 1,000 private companies. In addition to this secondary trading data, we provide non-trading data that investors can also use to research and analyze investment opportunities, including:

•Company descriptions and information on management teams and investors;
•Primary financing round data;
•Analytics such as sector insights, peer comparisons, and investment trends of prominent investors;
•Company waterfall charts, which can be used to analyze the changes in equity ownership and valuation resulting from different exit scenarios;
•Preferred equity conversion ratios and company protective provisions such as liquidation preferences;
•Mutual fund marks; and
•Public company comparable data, such as share price, change in share price, and estimated valuations.

As of December 31, 2023, this data set contained non-trading data on more than 2,500 private companies and 500 previously private, now public companies. Subscribers can access all such trading and non-trading data through our Forge Intelligence web platform, as well as through our data feed offerings and file-based and API delivery so that investors can utilize this data set in a manner that best matches their investment processes. Forge Intelligence is our subscription-based platform that services market participants looking for timely and accurate data about the private market. We aim to grow this revenue stream moving forward through direct sales, distribution and partnership arrangements, referrals from our Markets and Custody solutions, and by adding new features and upgrades.

Our Growth Strategy

We believe the private market has an unmet need for the solutions we have built. We expect to leverage our platform to continue to drive growth primarily in the following areas:

•Additional Scale. We will continue to invest and scale our key solutions and build our customer and investor networks.

•New Products. We will continue to build and add new products in support of, or in addition to our existing solutions.

•Partnerships. We are building strong relationships with partners that we can work with to create improved technologies and help distribute our products and services.

•International Expansion. Issuers, buyers, and sellers from over 80 jurisdictions have transacted on our platform since inception (as of December 31, 2023 and including the historical business and companies we have acquired on a pro forma basis). While our operations are chiefly located in the United States and the majority of our trading revenues are derived from transactions involving U.S. issuers, we have and may continue to expand our operations internationally in order to match the global demand for our products and services, including our recent expansion into the European private market with the establishment of Forge Europe with our long-time strategic partner Deutsche Börse. For more information, see “Risk Factors—Regulatory, Tax, and Legal Risks—We have expanded and may continue to expand into international markets, which expose us to significant new risks, and our international expansion efforts may not be successful.”

•New Asset Classes. We will continue to explore other asset classes that have significant investor demand.

•Inorganic Opportunities. We will focus on value-generating mergers, acquisitions and other strategic transactions, drawing on our track record of successfully completing acquisitions.

Our Competitive Strengths

We have built a leading financial services platform to streamline a complex and historically fully analog process and, in the process, changed the landscape of private market investing for companies, employees, and investors. We believe we are well-positioned to serve an increasing portion of the broader financial services ecosystem.

Solely Focused on the Private Market

Since inception, we have built world-class technology and invested heavily in an organization focused solely on facilitating private market transactions. This proprietary technology and operating expertise is supported by standard documentation and efficient workflows which makes the processing of trades a more efficient and user-friendly experience. Amassing the technical expertise and know-how to perform these tasks at scale is difficult, and we believe we are uniquely positioned as we continue to streamline large parts of this traditionally fully analog process.

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

Leading Platform in the Private Markets Operating at Scale

We believe that we are a leading private market trading platform based on the number of transactions we facilitate and a strong network of participating companies, employees and investors, as well as strategic investors and commercial partners. We have facilitated over $14 billion in transaction volume for approximately 25,000 transactions in approximately 570 companies (each figure from inception through December 31, 2023 and including the historical business and companies we have acquired on a pro forma basis). We have approximately 636,000 registered users, which includes approximately 618,000 individual investors and approximately 18,000 institutional investors, with institutional investors representing approximately 57% of our transaction volume since inception (each figure from inception through December 31, 2023 and including the historical business and companies we have acquired on a pro forma basis). We define institutional investors as (i) participants on our platform who report as legal entities with primary business activities related to private equity, investment activities, or financial services and (ii) participants we verify as such. We continually seek customer feedback and invest resources to improve the user experience, accelerate liquidity, and attract new customers to our platform.

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

Diverse and Experienced Team

We have assembled a deep and experienced leadership team that includes senior executives from innovative technology companies, top-tier financial firms, leading public market exchanges, and globally recognized asset managers. We operate as one team, leveraging our collective expertise, particularly in technology and product development, to enhance and expand our operations. We are also proud and fortunate to have talented and passionate employees that are bold, humble, and accountable and a culture that puts trust, transparency, and collaboration top-of-mind.

Marketing

Our marketing strategy creates enterprise value by building our brand, attracting, engaging, converting, and retaining customers, and delivering compelling content and experiences that facilitate private market participation by institutions, accredited investors, and private company stockholders.

We strive to deliver on our brand promise to our customers, partners, and employees each and every day. As such, we know that marketing serves as our voice to customers and the source of unification across the end-to-end customer journey. Our focus is to amplify Forge’s position as the experts in the private markets and to develop customer experiences that reinforce that position.

We approach customer engagement and acquisition across a combination of owned, earned, and paid channels including:

•An integrated growth strategy across product, marketing, and sales, that engages our discrete audiences to learn and participate in the private market with Forge.

•A robust content strategy and search engine optimization that drives organic customer awareness and engagement.

•Public relations, thought leadership, and social media that drives conversations, amplifies our messages, and attracts qualified customers to us directly.

•Paid channels including paid search, digital acquisition, and sponsorships to target prospective customers across their journey.

•A strategic lifecycle communications program - through product and marketing - that engages prospects and customers with content and experiences that serve to qualify and drive participation in the private market.

We believe we have built a highly effective and efficient approach to new customer engagement and lead acquisition, and are focused on expanding our full-funnel marketing programs—from awareness to re-engagement—across our priority audiences to extend our reach and reinforce our position in the market.

Competition

We compete with individual brokers and companies that provide access to private market trading, issuer tender offers, custody services, data products, and other private market solutions. Competitors in these spaces include other private market platforms and offline brokers, global banks, custodial service providers, and subscription-based data providers (including data divisions of large stock exchanges).

We believe we are highly differentiated relative to our competition as a result of having a business focused on unified and complementary solutions, strategic and commercial partners that includes exchanges, global banks, cap table companies, and asset managers, as well as existing scale where volume begets volume, creating an inflection point that accelerates market adoption for our solutions.

Human Capital Resources

At Forge, we believe that our people are our greatest asset. We welcome a diverse and inclusive environment and foster a culture where everyone can show up as their whole self each day. We strive to create an environment where employees care for and respect each other, and embrace diversity by celebrating different perspectives, skills, and experiences. As of December 31, 2023, we had 345 full-time employees. We also engage temporary employees and consultants as needed to support our operations.

Employee Experience

Our priority is to promote a sense of belonging and community through our commitment to our overall vision and each other. We aim to cultivate community and collaboration through an excellent employee experience. By providing transparency through continuous, high-impact communication, we strive to ensure that employees understand what we do, how the organization works, and how their work impacts the greater goals of the organization. We have also established

Employee Resource Groups, which consist of our employees and represent our culture, diversity, volunteering, and community to build a stronger community at Forge.

Diversity and Inclusion

Diversity is about our people, geography and partners. We strive to build a globally inclusive culture and diverse organization. Inclusion is about our connections. We aim to build skills that nurture respectful conversations, create deeper human connections and encourage diverse interactions.

The purpose of our Diversity and Inclusion programs is advocacy for underrepresented groups, community service, and workplace wellness; ensure all employees have the opportunity to be heard, valued, and engaged; and to share ideas, drive results, forge relationships, and ensure alignment between business and diversity strategies.

Our Diversity and Inclusion programs continue to grow and evolve, just as we do as a team. Through our Diversity and Inclusion programs, we seek to uplift coworkers and communities as we work with teammates across the organization to get involved and give back to the community.

Career Opportunities

Forge offers unique career development and growth opportunities in our fast-paced, high-growth environment. To facilitate this, we regularly promote high achieving individuals to ensure our employees are recognized and progress through their career paths.

Health, Wellness, and Total Rewards

Our goal is to help our employees thrive by supporting where they are in their lives through competitive compensation and rich benefits offerings. Our compensation programs are designed to attract, retain, and motivate employees who are highly skilled in their roles and share in our vision and values of being bold, accountable, and humble. In addition to traditional benefits, we offer employee rewards and recognition programs to recognize and celebrate excellent work that aligns with our core company values. We provide continuous recognition of employee milestones, wins, and hard work.

Values

We are driven by our dedication to a culture promoting shared values and putting team before self. We believe that this culture is advanced by striving to be:

•Bold: Innovate by delivering new ideas and solutions. We have the courage to take risks and push past our comfort zone while respectfully challenging ideas. We redefine failures as learning opportunities.

•Accountable: Debate, commit, take ownership, and support the team. Once the direction has been determined, we work as a team by going beyond personal responsibilities to deliver results.

•Humble: Exemplify excellence without arrogance. We focus on collective success through collaboration while practicing empathy to support the team. We listen with openness and seek to understand before being understood.

Government Regulation

We operate in a rapidly evolving regulatory environment and are subject to extensive and complex regulations. Any actual or perceived failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, regulatory or governmental investigations, administrative enforcement actions, sanctions (including monetary penalties, civil, and criminal liability), litigation, reputational harm, or constraints on our ability to operate. We could be subject to additional legal and regulatory requirements if laws and regulations change in the jurisdictions we operate.

U.S. Regulation

U.S. federal and state securities laws establish a system of regulation of securities, fund management, custody, and lending markets in which we operate. This regulatory framework applies to our U.S. businesses in the following ways:

•regulation of our broker-dealer and registered investment advisor subsidiaries;

•regulation of our South Dakota chartered non-depository licensed trust company; and

•regulation of our California licensed lending subsidiary.

Broker Dealer Regulation. Our broker-dealer subsidiary, Forge Securities LLC ("Forge Securities"), is subject to regulation by the SEC, the Financial Industry Regulatory Authority (“FINRA”), regulators in all U.S. states, Washington, DC, Puerto Rico, and the U.S. Virgin Islands. FINRA is a self-regulatory organization that oversees and regulates Forge Securities in addition to oversight and regulation by the SEC. Forge Securities also operates an SEC-regulated alternative trading system that facilitates the purchase and sale of unregistered securities. Forge Securities is subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act (the "Bank Secrecy Act"), the regulations promulgated by the Financial Crimes Enforcement Network (“FinCEN”), as well as the economic and trade sanction programs administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”).

Investment Advisor Regulation. Our investment adviser subsidiary, Forge Global Advisors LLC (“FGA”), is registered with and subject to regulation by the SEC under the Investment Advisers Act of 1940 (the "Advisers Act”). FGA provides advisory and management services to our Investment Funds that are not registered under the Investment Company Act of 1940. The Advisers Act imposes duties and restrictions on FGA, including requirements relating to the custody of client assets, prohibitions of fraudulent activities, disclosure and reporting obligations, and fiduciary duty obligations.

Trust Regulation. Our state-chartered non-depository trust company subsidiary, Forge Trust Co., is subject to regulation and examination by the South Dakota Division of Banking. Forge Trust Co. provides individual investors custodial services for self-directed Traditional Individual Retirement Accounts, Roth Individual Retirement Accounts, SIMPLE Accounts, SEP Accounts, and Coverdell Education Savings Accounts, as well as Inherited IRAs, Individual Solo 401k plans, Private Fund Custody, and safekeeping. Forge Trust Co. is also subject to the Bank Secrecy Act, the regulations promulgated by FinCEN, as well as the economic and trade sanction programs administered by OFAC.

Lending Regulation. Forge Lending LLC (“Forge Lending”), our licensed lender with the State of California, is subject to regulation and examination by the Department of Financial Protection and Innovation pursuant to the California Financing Law. Forge Lending is engaged in the business of originating loans to option holders in the stock of unregistered private companies for the purpose of exercising these options in connection with a follow up sale of the acquired securities on Forge Markets.

European Regulation. Our European-based subsidiaries, Forge Europe GmbH (“Forge GmbH”) and Forge Europe UK Ltd (“Forge UK”) have commenced their business operations in Germany and the United Kingdom. Forge GmbH has applied for a license with the Federal Financial Supervisory Authority ("BaFin”) in order to provide investment brokerage services in Germany. While this application is under review by BaFin, Forge GmbH has registered with BaFin as a tied agent to provide investment brokerage services in Germany exclusively under the license and liability of Effecta GmbH, an independent third-party which is registered with BaFin as an investment firm. In addition, Forge UK, a wholly owned subsidiary of Forge GmbH, is an appointed representative of Kroll Securities Limited, an independent third-party which is authorized and regulated by the Financial Conduct Authority to facilitate transactions in securities.

Data Privacy

Our businesses collect, store, share, transfer, use and otherwise process the personal data of individuals worldwide. Laws and regulations such as the European Union General Data Protection Regulation, the California Consumer Privacy Act, and other U.S. state regulations may impose stringent data protection requirements on our businesses and grant covered individuals various rights with regard to personal information relating to them, including in some cases the right to request disclosure of the categories and specific pieces of personal information collected by our businesses and the right to request erasure of such personal information.

Intellectual Property

At Forge, we rely primarily on trade secret, copyright, and trademark law to protect our proprietary intellectual property in the United States and foreign jurisdictions. Because federal, state, and common law rights provide only limited protection for intellectual property, we employ a strict policy of requiring non-disclosure agreements and intellectual property protections in our vendor and licensing agreements, including feedback assignments and work-for-hire provisions. As an example, Forge’s licensing agreement for our Forge Intelligence product features strong confidentiality and intellectual property protections. Further, users of our websites and solutions all accept the terms of service that clearly identify content owned and controlled by Forge. We have always emphasized innovation in our products and solutions. As of December 31, 2023, we have 18 patents issued or pending in the United States and internationally.

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

Our principal executive offices are located at 4 Embarcadero Center, Floor 15, San Francisco, California 94111, and our telephone number is (415) 881-1612. Our website address is www.forgeglobal.com. Information contained on, or that can be accessed through, our website does not constitute part of this Report and inclusions of our website address in this Report are inactive textual references only. You should not consider information contained on our website to be part of this Report or in deciding whether to transact in our securities.

“Forge Global”, our logo, and our other registered or common law trademarks, service marks, or trade names appearing in this Report are the property of Forge. Other trademarks and trade names referred to in this Report are the property of their respective owners.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.ir.forgeglobal.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Report is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

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

Risk Factor Summary

An investment in our securities is subject to numerous risks and uncertainties, and the following is a summary of key risk factors when considering an investment. You should read this summary together with the more detailed description of these and other risk factors contained in the subheadings further below.

•We have a history of losses and may not achieve or maintain profitability in the future.
•There is no assurance that our revenue and business models will be successful.
•If we are unable to develop new solutions or adapt to technological changes, our revenue may not grow as expected.
•If we fail to retain our existing customers or acquire new customers in a cost-effective manner, our business could be harmed.
•We face intense and increasing competition and, if we do not compete effectively, our competitive positioning and operating results will be harmed.
•Given our focus on the private market, our customers may encounter additional risks when investing through our platform, including potential transfer or sale restrictions on securities, lack of information about private companies, opacity in pricing, and liquidity concerns.
•Unfavorable macroeconomic or financial market conditions, as well as adverse global economic or geopolitical conditions could limit our ability to grow our business and adversely affect the results of our operations.
•Our business is subject to extensive, complex, and evolving laws and regulations promulgated by U.S. state, U.S. federal, and non-U.S. laws, including those applicable to broker-dealers, investment advisers, and alternative trading systems, such as regulation by the SEC and FINRA, and in the jurisdictions in which we operate. These laws are subject to change and are interpreted and enforced by various federal, state, and local government authorities, as well as self-regulatory organizations. Compliance with laws and regulations require significant expense and devotion of resources, which may adversely affect our ability to operate profitably.
•We rely on our executive team and key personnel to grow our business, and the loss of or inability to hire either could harm our business.
•Cyber incidents or attacks directed at us and to our systems could result in unauthorized access, information theft, data corruption, operational disruption, and/or financial and reputational loss.
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
•We depend on third parties for a wide array of services, systems, and information technology applications, and a breach or violation of law by one of these third parties could disrupt our business. Additionally, the loss of any of those service providers could materially and adversely affect our business, results of operations, and financial condition.
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

Our net loss was $90.2 million and $111.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $280.6 million. We may continue to incur net losses in the future. We will need to generate and sustain significant revenue for our business generally in future periods in order to achieve and maintain profitability. We also expect general and administrative expenses to continue to increase to meet the increased compliance and other requirements associated with operating as a public company and evolving regulatory requirements.

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

The majority of our revenue historically is derived from commissions earned on securities-based transactions. We maintain a platform which generates revenue through our Forge Markets offering by volume-based fees sourced from institutions, individual investors, and stockholders. Furthermore, although we continue to invest and develop our platform to complete transactions in a more automated and tech enabled manner, portions of our platform rely upon manual procedures carried out by our private market specialists who help facilitate trades between buyers and sellers. We also generate revenues through our Forge Trust offering with account fees, cash management fees, and custody-as-a-service fees through custodial offerings, or custodial administration fees for all Forge customers and also through our Forge Intelligence offering and private company solutions.

With respect to placement fee revenue, a decline in the price of securities transactions brokered by us, or a decline in the financial markets generally, or a decline in fee rates could negatively impact our revenue and overall financial position. Additionally, if we fail to acquire and retain new institutions, individual investors, and stockholders, or fail to do so in a cost-effective manner, we may be unable to increase revenue and achieve profitability for our Forge Markets and Forge Trust offerings. Additionally, our Forge Intelligence offering and private company solutions may not gain market acceptance or prove to be profitable in the long term. While some of our issuer customers may prefer that we not publish the transaction prices for transactions in their securities, which could impact our Forge Intelligence and Forge Markets offerings, we maintain that such prices are, by definition, information belonging to us. We negotiate exceptions to this policy on a case-by-case basis, and such exceptions have historically been very limited.

We continually refine our revenue and business model, which is premised on creating a virtuous cycle for our customers to engage in more products across our platform. We promote our complementary offerings such as our Forge Intelligence offering and private company solutions to the institutions, individual investors, and stockholders who partake in our Forge Markets offering. There is no assurance that these efforts will be successful or that we will generate revenues commensurate with our efforts and expectations, or become profitable. We may be forced to make significant changes to our revenue and business model to compete with our competitors’ offerings, and even if such changes are undertaken, there is no guarantee that they will be successful. Additionally, we will likely be required to hire, train, and integrate qualified personnel to meet and further our business objectives, and our ability to successfully do so is uncertain.

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

If we fail to retain our existing customers or acquire new customers in a cost-effective manner, our business could be harmed.

Our continued business and revenue growth is dependent on our ability to cost-effectively attract new customers, retain existing customers, and increase usage of our products and services, and we cannot be sure that we will be successful in these efforts. As we expand our business operations and potentially enter new markets, new challenges in attracting and retaining customers will arise that we may not successfully address.

We face intense and increasing competition and, if we do not compete effectively, our competitive positioning and operating results will be harmed.

We expect our competition to continue to increase. In addition to established enterprises and global banks, we may also face competition from early-stage companies attempting to capitalize on the same, or similar, opportunities as we are. Some of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources and a larger customer base than we do. Any of these advantages would allow competitors to potentially offer more competitive pricing or other terms or features, a broader range of investment and financial products, or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in customer preferences. Our existing or future competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services, which could attract new customers away from our services and reduce our market share. Additionally, when new competitors seek to enter our markets, or when existing market participants seek to increase their market share, these competitors sometimes undercut, or otherwise exert pressure on, the pricing terms prevalent in that market, which could adversely affect our revenues, market share, or ability to capitalize on new market opportunities.

Given our focus on the private market, our customers may encounter additional risks when investing through our platform, including potential transfer or sale restrictions on securities, lack of information about private companies, opacity in pricing, and liquidity concerns.

Institutions and individual investors face significant risk when buying securities on our platform, which may make our offerings generally less attractive. These risks include the following:

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

We have and may in the future become involved in, disputes or litigation matters between customers with respect to failed transactions on our platform (such as in the event of delayed delivery or a failure to deliver securities).

We have and may in the future become involved in, disputes and litigation matters between customers with respect to transactions on our platform. The high notional value of transactions on our platform makes us a target for customers to engage in lawsuits between one another and/or with us. There is a risk that customers may increasingly look to us to make them whole for delayed and/or broken trades. Customers may litigate over a failure of sellers to deliver securities or over the untimely deliveries of securities. Any litigation to which we are a party could be expensive and time consuming, regardless of the ultimate outcome, and the potential costs and risks of such litigation may incentivize us to settle. Additionally, we may agree to forego commissions in a failed settlement situation even if we are not at fault or do not have an obligation to do so for customer relations or other reasons. If we reduce or forego commissions on behalf of customers, it would lead to a reduction in profits.

If we fail to effectively manage future growth by developing and investing in our infrastructure as appropriate, our business, operating results and financial condition could be adversely affected.

We have and expect to continue to experience growth, and intend to continue to expand our operations. This growth has placed, and will continue to place, significant demands on our management, operational, and financial infrastructure, and our business, financial condition, and results of operations could be materially and adversely affected if we are unable to manage such growth. Our future growth will depend on our ability to incur significant additional expenses and commit additional senior management and operational resources. To manage our growth effectively, we must continue to improve our operational, financial, and management systems and controls by, among other things:

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

We may require additional capital to satisfy our liquidity needs and support the growth of our business, and this capital might not be available to us on reasonable terms.

We may require additional capital to satisfy our liquidity needs, support the growth of our business, and respond to competitive challenges, including the need to promote our products and services, develop new products and services, enhance our existing products, services, and operating infrastructure, and acquire and invest in complementary companies, businesses, and technologies. When available cash is not sufficient for our liquidity and growth needs, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all, and our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition and results of operations.

In addition, if additional funds are raised through the issuance of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new shares we issue in connection therewith could have rights, preferences, and privileges superior to those of our current stockholders. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue future business opportunities.

We are subject to regulations which require us to maintain appropriate capital adequacy and liquidity reserves.

Maintaining adequate liquidity is crucial to our securities brokerage business operations, including key functions such as transaction settlement and custody requirements. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external equity financing. Increases in the number of customers, fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, may affect our ability to meet our liquidity needs. Our broker-dealer subsidiary, Forge Securities, is subject to Rule 15c3-1 under the Exchange Act, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers. Forge Securities is exempt from the requirements of Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain certain liquidity reserves. Additionally, our trust company subsidiary, Forge Trust Co., is subject to minimum capital requirements of the State of South Dakota, in which it is chartered.

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

•coordination of technology, product development, risk management, sales, and marketing functions;

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

•potential write-offs or impairments of goodwill, other intangible assets or long-lived assets;

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

Unfavorable macroeconomic or financial market conditions, as well as adverse global economic or geopolitical conditions could limit our ability to grow our business and adversely affect the results of our operations.

As a financial services company, our business, results of operations and reputation are directly affected by elements beyond our control, such as macroeconomic and geopolitical conflicts that might affect the volatility in financial markets. In particular, market volatility can decrease investor appetite in the private market and increase liquidity risks to private equity valuations given uncertainty around settlement prices for illiquid assets. Weaknesses in public and private equity markets could also cause our existing customers to incur losses, which in turn could cause our brand and reputation to suffer.

Our business depends on our trusted brand, and failure to maintain and protect our brand, or any damage to our reputation, or the reputation of our partners, could adversely affect our business, financial condition, or results of operations.

We believe we are developing a trusted brand that has contributed to the success of our business. We believe that maintaining and promoting our brand in a cost-effective manner is critical to achieving widespread acceptance of our products and services and expanding our base of customers. Maintaining, promoting, and positioning our brand and reputation will depend on our ability to continue providing useful, reliable, secure, and innovative products and services; to maintain trust and remain a financial services leader; and to provide a consistent, high-quality customer experience.

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

Harm to our brand can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality, inadequate protection or actual or perceived misuse of personally identifiable information, compliance failures and claims, regulatory inquiries and enforcement, rumors, litigation and other claims, misconduct by our partners, personnel or other counterparties, and actual or perceived failure to adequately address the environmental, social, and governance expectations of our various stakeholders, any of which could lead to a tarnished reputation and loss of customers. We may in the future be the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our brand and deter customers from adopting our services. Any negative publicity about our industry or our company, the quality and reliability of our products and services, our compliance and risk management processes, changes to our products and services, our privacy, data protection, and information security practices, litigation, regulatory licensing and infrastructure, and the experience of our customers with our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain a strong and trusted brand, our business, financial condition, and results of operations could be materially and adversely affected.

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

Fluctuations in interest rates can affect the results of our operations.

Sustained high interest rates could shift investment preferences and flows affecting customer appetite for trading in private equity assets on our Forge Markets platform, and could also adversely influence fund redemption rates and allocation within our subsidiary, Forge Global Advisors LLC ("FGA"). Conversely, low interest rates directly reduce our ability to earn custodial administration fees from our Forge Trust services, but could increase activity on our Forge Markets platform and positively influence fund redemption rates and allocation within FGA. Accordingly, fluctuations in interest rates can both positively and adversely affect our business, financial condition, results of operations, cash flows, and future prospects.

Failure to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have an adverse effect on our business and stock price.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We have designed, implemented, and tested our internal control over financial reporting required to comply with these obligations. This process is time-consuming, costly, and complicated. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. This could result in a negative reaction from the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we report a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and an inability to remain listed on the NYSE. Furthermore, we could become subject to investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources. These events could have a material and adverse effect on our business, results of operations, financial condition, and prospects.

If our goodwill, or other intangible assets, or fixed assets become impaired, we may be required to record a charge to our earnings.

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2023, we had recorded a total of approximately $130 million of goodwill and other intangible assets. An adverse change in domestic or global market conditions, and/or declines in our stock price, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact on our operating results or financial condition.

Regulatory, Tax, and Legal Risks

Our business is subject to extensive, complex, and evolving laws and regulations promulgated by U.S. state, U.S. federal, and non-U.S. laws, including those applicable to broker-dealers, investment advisers, and alternative trading systems, such as regulation by the SEC and FINRA, and in the jurisdictions in which we operate. These laws are subject to change and are interpreted and enforced by various federal, state, and local government authorities, as well as self-regulatory organizations. Compliance with laws and regulations require significant expense and devotion of resources, which may adversely affect our ability to operate profitably.

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

FGA is an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). As such, FGA is subject to the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions, which apply to our relationships with the funds we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our customers, fund investors, and our investments; including, for example, restrictions on transactions with our affiliates. In addition, FGA is subject to periodic SEC examinations and other requirements under the Advisers Act and related regulations primarily intended to benefit advisory customers. These additional requirements relate to matters including maintaining effective and comprehensive compliance programs, record-keeping, and reporting and disclosure requirements. The Advisers Act generally grants the SEC broad powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations, and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding, or imposition of these sanctions could harm our reputation and cause us to lose existing customers or fail to gain new customers.

Our subsidiary, Forge Securities, is an SEC registered broker-dealer and member of FINRA that operates an alternative trading system. Broker-dealer activities are highly regulated, including under federal, state, and other applicable laws, rules, and regulations, and we may be adversely affected by regulatory changes related to suitability of financial products, supervision, sales practices, advertising, private placements, application of fiduciary standards, best execution, and market structure, any of which could limit our business and damage our reputation. FINRA has adopted extensive regulatory requirements relating to sales practices, advertising, registration of personnel, compliance and supervision, and compensation and disclosure, to which Forge Securities and its personnel are subject. FINRA and the SEC also have the authority to conduct periodic examinations of Forge Securities, and may also conduct administrative and enforcement proceedings. Additionally, material expansions of the business in which Forge Securities engages are subject to approval by FINRA. This could delay, or even prevent, the firm’s ability to expand its securities and brokerage offerings in the future.

Our subsidiary, Forge Trust Co., is a South Dakota non-depository trust company authorized to act as a custodian of self-directed individual retirement accounts. Forge Trust Co. is registered with and subject to regulation and examinations by the South Dakota Division of Banking. Forge Trust Co. is also subject to the Bank Secrecy Act, the regulations promulgated by FinCEN, as well as the economic and trade sanction programs administered by OFAC. Our subsidiary, Forge Lending LLC, is a licensed lender with the State of California and is subject to regulation and examinations by the Department of Financial Protection and Innovation pursuant to the California Financing Law.

Monitoring and complying with all applicable laws and regulations across different entities can be difficult and costly. Failure to comply with any of these requirements may result in, among other things, enforcement action by governmental authorities, lawsuits, monetary damages, fines or monetary penalties, restitution or other payments to investors, modifications to business practices, revocation of required licenses or registrations, voiding of loan contracts, and reputational harm, all of which could materially harm our results of operations.

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

We may not be able to acquire or maintain all requisite licenses, registrations, and permits. If we change or expand our business activities, either in scope or geographically such as through our recent establishment of Forge Europe, we may be required to obtain additional licenses before we can engage in those activities. In addition, the jurisdictions that currently do not regulate our business may later choose to do so, and if this occurs, we may not be able to obtain or acquire or maintain all requisite licenses, registrations, and permits, which could require us to modify or limit our activities in the relevant jurisdictions. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.

We have expanded and may continue to expand into international markets, which exposes us to significant new risks, and our international expansion efforts may not be successful.

We operate and serve investors in foreign jurisdictions, and our business is subject to the laws and requirements of each jurisdiction in which we operate. Issuers, buyers and sellers from over 80 jurisdictions use our platform. While our operations are chiefly located in the United States and the majority of our trading revenues are derived from transactions involving U.S. issuers, we have and may continue to expand our operations internationally in order to match the global demand for our products and services, such as through our recent establishment of Forge Europe, which is now operational in Germany and the United Kingdom through our subsidiaries Forge Europe GmbH (“Forge GmbH”) and Forge Europe UK Ltd (“Forge UK”).

Forge GmbH has applied for a license with the Federal Financial Supervisory Authority ("BaFin”) in order to provide investment brokerage services in Germany. While this application is under review by BaFin, Forge GmbH has registered with BaFin as a tied agent to provide investment brokerage services in Germany exclusively under the license and liability of Effecta GmbH, an independent third-party which is registered with BaFin as an investment firm. In addition, Forge UK, a wholly owned subsidiary of Forge GmbH, is an appointed representative of Kroll Securities Limited, an independent third-party which is authorized and regulated by the Financial Conduct Authority to facilitate transactions in securities. Accordingly, the ability of Forge GmbH and Forge UK to conduct their business is completely dependent on the good standing of the principal firms under whose license we operate in the respective jurisdiction, and any suspension or other restriction on their licenses may have a material adverse effect on our expansion efforts and restrict our ability to operate in the respective jurisdiction.

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

•maintaining risk management frameworks, and adhering to appropriate global and local regulatory risk management guidelines, prudential rules, and control standards.

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

We operate in an industry in which integrity and the confidence of our customers is of critical importance. While we take precautions to deter and detect employee misconduct, these might be circumvented or might not always be effective. We are therefore subject to risks of errors and misconduct by our employees that could adversely affect our business. If any of our employees engage in illegal, improper, or suspicious activity or other misconduct, we could become subject to regulatory sanctions and significant legal liability, and could suffer serious harm to our reputation, financial condition, relationships, and our ability to attract new customers.

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

From time to time, we are also involved in, or the subject of, reviews, requests for information, and investigations and proceedings (both formal and informal) by state and federal governmental agencies and self-regulatory organizations, regarding our business activities and our qualifications to conduct our business in certain jurisdictions, which could subject us to significant fines, penalties, obligations to change our business practices, and other requirements resulting in increased expenses and diminished earnings. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. Moreover, any settlement, or any consent order or adverse judgment in connection with any proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same activities.

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

We are subject to a variety of federal, state, local, and non-U.S. laws, directives, rules, policies, industry standards and regulations, as well as contractual obligations, relating to privacy and the collection, protection, use, retention, security, disclosure, transfer, and other processing of personal information and other data, including the Gramm-Leach-Bliley Act of 1999 (“GLBA”), Section 5(c) of the Federal Trade Commission Act (the "FTC Act"), and the California Consumer Privacy Act (the "CCPA"). The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to or reinterpretations of existing laws, regulations, standards, and other obligations may require us to incur additional costs and restrict our business operations, and may require us to change how we use, collect, store, transfer, or otherwise process certain types of personal information and to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder.

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

We make public statements about our use, collection, disclosure, and other processing of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any failure or perceived failure by us or our third-party service providers to comply with our posted privacy policies or with any applicable federal, state or similar foreign laws, rules, regulations, industry standards, policies, certifications, or orders relating to data privacy and security, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal information or other customer data, could result in significant awards, fines, civil and/or criminal penalties or judgments, proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition, and results of operations.

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

Successful and attempted attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication, and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Such attacks can include third parties gaining access to systems and confidential information, including personal information of our employees or customers, including through the use of stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, business email compromises, and other deliberate attacks and attempts to gain unauthorized access or otherwise compromise or disrupt our systems or those of our third-party providers. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, compromise or to sabotage our networks, platforms, or systems, and those of our third-party providers change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We or our third-party providers may also experience security breaches or other incidents that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate additional incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

Any or all of the issues above could adversely affect our ability to attract new customers and continue our relationship with existing customers, cause our customers to stop using our products and services, result in negative publicity, or subject us to governmental, regulatory, or third-party lawsuits, disputes, investigations, orders, regulatory fines, penalties for violation of applicable laws or regulations, or other actions or liability, thereby harming our business, financial condition, operating results, cash flows, and prospects. Any accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data, including personal information, cybersecurity breach, or other security incident that we, our customers or our third-party service providers experience or the perception that one has occurred or may occur, could harm our reputation, reduce the demand for our products and services, and disrupt normal business operations. In addition, it may require us to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel, and modifying or enhancing our protection technologies, investigating, remediating, or correcting the breach and any security vulnerabilities, defending against and resolving legal and regulatory claims, and preventing future security breaches and incidents, all of which could expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations or damages for contract breach, divert resources and the attention of our management and key personnel away from our business operations, and cause us to incur significant costs, any of which could materially adversely affect our business, financial condition, and results of operations.

We are subject to anti-money laundering and anti-terrorism financing laws and regulations, and failure to comply with these obligations could have significant adverse consequences for us, including subjecting us to criminal or civil liability and harm to our business.

Various laws and regulations in the United States and abroad, such as the Bank Secrecy Act, the Dodd-Frank Act, and the USA PATRIOT Act, impose certain anti-money laundering ("AML") requirements on companies that are financial institutions or that provide financial products and services. Under these laws and regulations, financial institutions are required to develop and implement risk-based AML programs, report suspicious activity, and maintain transaction records, among other requirements. State regulators may impose similar requirements. In addition, our contracts with financial institution partners and other third parties may contractually require us to maintain an AML program.

We are also subject to economic and trade sanctions programs administered by OFAC, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, terrorists or terrorist organizations, and other sanctioned persons and entities. Our failure to comply with AML, economic and trade sanctions regulations, and similar laws could subject us to substantial civil and criminal penalties, or result in the loss or restriction of our financial institution registrations and state licenses, or liability under our contracts with third parties, which may significantly affect our ability to conduct some aspects of our business. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements, must be monitored for, and our AML program adapted accordingly.

We are subject to anti-corruption, anti-bribery and similar laws, and non-compliance with such laws can subject us to significant adverse consequences, including criminal or civil liability and harm our business.

We are subject to the FCPA, U.S. domestic bribery laws, and other U.S. and foreign anti-corruption laws. Anti-corruption and anti-bribery laws are enforced aggressively and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. The failure to comply with any such laws could subject us to criminal or civil liability, cause us significant reputational harm and have an adverse effect on our business, financial condition, and results of operations.

We may be unable to sufficiently obtain, develop, or protect, our intellectual property, any of which could reduce our competitiveness and harm our business and operating results.

Our ability to service our customers depends, in part, upon our ability to obtain and develop intellectual property in an extremely competitive market. Even if we are able to do so, we may be unable to protect such intellectual property effectively, which would allow competitors to duplicate our business processes and know-how, and adversely affect our ability to compete with them. A third party may attempt to reverse engineer or otherwise obtain and use our intellectual property without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful.

In addition, our platform may infringe upon claims of third-party intellectual property, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. The costs of defending any such claims or litigation could be significant and, if we are unsuccessful, could subject us to substantial liability, prevent us from using the relevant intellectual property or providing related products or services, or result in a requirement that we pay significant damages or licensing fees. Furthermore, our intellectual property may become obsolete, and there is no guarantee that we will be able to successfully obtain, develop, or use new intellectual property to adapt our platform to stay competitive in the future. If we cannot protect our intellectual property from third-party challenges, or if our platform becomes obsolete, our business, financial condition, and results of operations could be adversely affected.

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

We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, which may have a material impact on our results of operations and cause fluctuations in such results. As of December 31, 2023, we had a valuation allowance for deferred tax assets in the United States and in other countries. Our net deferred tax assets relate predominantly to the U.S. federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. We continue to monitor the likelihood that we will be able to recover our deferred tax assets in the future. Future adjustments in our valuation allowance may be required. The recording of any future increases in our valuation allowance could have a material impact on our reported results, and both the recording and release of the valuation allowance could cause fluctuations in our quarterly and annual results of operations.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its net operating loss carryforwards ("NOLs") to offset future taxable income. Future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. Further, additional changes to federal or state tax laws or technical guidance relating to such laws that would further reduce the corporate tax rate could operate to effectively reduce or eliminate the value of any deferred tax asset. Our tax attributes as of December 31, 2023 may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

Personnel and Business Continuity Risks

We rely on our executive team and key personnel to grow our business, and the loss of or inability to hire either could harm our business.

We believe our success has depended, and continues to depend, on the efforts and talents of our senior management, including our Chief Executive Officer Kelly Rodriques, who have significant experience in industries we operate, are responsible for our core competencies, and would be difficult to replace. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled personnel. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or key personnel could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key personnel. If we do not succeed in attracting well-qualified personnel or retaining and motivating existing personnel, our business could be materially and adversely affected.

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

Information Technology and Data Risks

We depend on third parties for a wide array of services, systems, and information technology applications, and a breach or violation of law by one of these third parties could disrupt our business. Additionally, the loss of any of those service providers could materially and adversely affect our business, results of operations, and financial condition.

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

Additionally, if one or more key third-party service providers were to cease to exist, or to terminate its relationship with us, there could be delays in our ability to process transactions and perform other operational functions for which we are currently relying on such third-party service providers for, and we may not be able to promptly replace such third-party service provider with a different third-party service provider that has the ability to promptly provide the same services in the same manner and on the same economic terms. In many cases, we rely on a single third party to provide such services, and we may not be able to replace that provider on the same terms or at all. As a result of any such delay or inability to replace such key third-party service provider, our ability to process investments and perform other business functions could suffer and our business, financial condition, and results of operations could be adversely affected.

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

Cyber incidents or attacks directed at us and to our systems could result in unauthorized access, information theft, data corruption, operational disruption, and/or financial and reputational loss.

We depend on digital technologies, including information systems, infrastructure, and cloud applications and services, including those of third parties. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information, and sensitive or confidential data. Our platform may make an attractive target for hacking and may be vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions. We may not be able to anticipate or implement effective preventive measures against all security threats of these types, in which case there would be an increased risk of fraud or identity theft. Security incidents could occur from outside our company, and also from the actions of persons inside our company who may have authorized or unauthorized access to our technology systems. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Financial services providers like us, as well as our customers, colleagues, regulators, vendors, and other third parties, have experienced a significant increase in fraudulent activity and will likely continue to be the target of increasingly sophisticated criminal activity in the future given our dependence on digital technologies.

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

Risks Related to Being a Public Company

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the listing requirements of the NYSE, and other applicable securities laws, rules, and regulations. Compliance with these laws, rules, and regulations could continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, maintaining the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy from time to time, which could prevent or delay us from improving our business, financial condition, and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. These additional obligations could have a material adverse effect on our business, financial condition, and results of operations.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure create uncertainty for public companies, and may result in increased legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have and intend to continue investing resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition, and results of operations.

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

Stock markets, including the NYSE, the NYSE American, and the Nasdaq Stock Market, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid, and orderly trading market develops and is sustained for our common stock, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

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

•future issuances, sales or resales, or anticipated issuances, sales or resales, of common stock or other securities;

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

•a limited number of shares of our common stock available for trading;

•potential securities class-action litigation following periods of volatility in our stock price, would could result in substantial costs and divert management's attention and resources; and

•general economic and political conditions, such as the effects of ongoing geopolitical tensions, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability, and acts of war or terrorism.

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

While we have not previously incurred indebtedness to finance our business in the past and do not currently intend to do it in the future, there is no assurance that we will not incur debt or issue equity ranking senior to common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature, or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common stock and be dilutive to existing stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management framework, systems, and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct a regular cybersecurity risk assessment process through our Head of Information Security (“CISO”) and dedicated information security team which reports to our management-level risk committee, which meets at least quarterly to discuss and evaluate risks that could be material to our business, including cybersecurity threats. This committee is comprised of key leadership across the Company, including our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Chief Operating Officer, Chief Legal Officer, and Head of Risk. We additionally have a cybersecurity risk subcommittee which also meets at least quarterly and is designed to assist the management-level risk committee in its oversight of cybersecurity threats. We may conduct further assessments in the event of a material change in our business practices or emerging industry data that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include the effectiveness of our cybersecurity program and its practices for identifying, assessing, and mitigating cybersecurity risks; our controls to prevent, detect, and respond to cyber incidents; our cyber resiliency, including crisis preparedness, incident response processes, business continuity, and disaster recovery capabilities; and our investments in cybersecurity infrastructure and program needs.

Following these risk assessments, we implement, refine, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We use frameworks established by the National Institute of Standards and Technology and other applicable industry standards to further define, benchmark, and refine our cybersecurity practices.

As part of our overall risk management system, our dedicated information security team monitors and tests our cybersecurity policies and procedures through methods such as periodic reviews, targeted assessments, and tabletop exercises. All personnel are made aware of our cybersecurity policies and procedures upon hire and through periodic refresher trainings. Such policies and procedures cover areas such as identity and access management, vendor management, data governance and protection, vulnerability management, incident response, and operational risk management. Our cybersecurity policies and procedures are also incorporated into our broader risk management framework such that all enterprise and operational risks are evaluated in a holistic manner.

We engage consultants and other third parties in connection with our risk assessment processes. These service providers assist us with designing, implementing, and testing our cybersecurity policies and procedures, as well as advising on applicable disclosure requirements. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect us.

To date, we have not experienced any cybersecurity incidents which have materially impacted or are likely to materially impact our business strategy, results of operations, or financial condition based on information known to us as of the date of this Report. Although we cannot eliminate all potential threats, our cybersecurity program is operated in a manner to minimize the likelihood of any threat becoming material and to keep pace with a constantly evolving cybersecurity landscape. That said, as discussed more fully under the section titled “Risk Factors,” in this Report, the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient despite our best efforts.

Governance

Our management is responsible for the day-to-day oversight and management of our enterprise risks, including risks from cybersecurity threats. As described in “Risk Management and Strategy” above, primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with our CISO and dedicated information security team, who develop, prioritize, and execute our cybersecurity strategy in partnership with relevant departments and business units. Our CISO, who has over 20 years of cybersecurity and information security experience, oversees our cybersecurity framework and reports to our management-level risk committee and cybersecurity risk subcommittee. Our CISO is assisted in this oversight role by additional members of management, including our Chief Technology Officer, Head of Risk, and our Chief Legal Officer, each of whom bring decades of leadership experience managing risks in their respective fields.

Our board of directors, as a whole and as assisted by our risk committee, has responsibility for the oversight of our cybersecurity risk management framework. Consistent with this approach, our board of directors maintains oversight in the context of discussions with management, question and answer sessions, and reports from the management team, each on at least a quarterly basis and ad hoc as needed. Such reports include updates on any cybersecurity incidents and mitigation efforts until they have been resolved. Our board of directors and our audit committee also receives regular and ad hoc reports from our risk committee on all enterprise risks, including risks from cybersecurity threats. Our audit committee provides additional oversight on our cybersecurity risk management framework, with an emphasis on public reporting obligations and the effects cybersecurity risks could have on our financial condition generally.

Item 2. Properties

Our corporate headquarters occupies approximately 21,800 square feet in San Francisco, California under a sublease agreement that expires December 2025. We also lease and sub-lease additional offices in San Francisco, California; San Mateo, California; Sioux Falls, South Dakota; and New York, New York.

We believe that our existing facilities are sufficient for our current needs. In the future, we may need to add new facilities and expand our existing facilities as we add employees, grow our infrastructure and evolve our business, and we believe that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.

Item 3. Legal Proceedings

Information regarding legal proceedings is available in Note 8, "Commitments and Contingencies," to the consolidated financial statements in this Report.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “FRGE”.

Holders of Record

As of December 31, 2023, there were approximately 120 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Report (the "Proxy Statement").

Sales of Unregistered Securities and Use of Proceeds

We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended December 31, 2023 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.

Issuer Purchases of Equity Securities

There were no repurchases made during the three months ended December 31, 2023.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Report.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read together with the consolidated financial statements and related notes to those statements included in this Report. This discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions, as described under the heading “Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Report.

This section discusses our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. In this Report we are renaming a category of our revenue, previously described as “Placement Fee” revenue, to “Marketplace” revenue in order to align with the types of revenue included in this category. Marketplace revenue includes placement fees, subscription fees earned from our data products, and private company solutions revenue. We believe this name better describes the revenue included therein and therefore is more useful to investors by better characterizing the underlying types of revenue included. We have not adjusted methodology, assumptions, or otherwise changed any aspects of “Placement Fee” revenue in making this name change to “Marketplace" revenue, and this category of revenue remains comparable to prior period presentations.

Unless the context otherwise requires, references in this section to "Forge," the “Company,” “we,” “us” and “our” refer to Forge Global Holdings, Inc. and its subsidiaries.

Business Overview

Forge is building the private market of the future – a more accessible, transparent, and liquid market for participating in private market growth. We offer a trusted trading platform, proprietary data, and insights to inform investment strategies, along with custody services to help companies, stockholders, institutions, and accredited investors confidently navigate and transact in the private market. Our scaled and integrated business model is at the nexus of the private market ecosystem, which we believe creates a sustaining competitive advantage fueling our customers' participation in the private market and our growth. The key solutions offered by our platform include:

•Trading Solutions — Forge Markets is our platform that connects potential investors with private company stockholders and enables them to efficiently facilitate private share transactions.

•Custody Solutions — Forge Trust Co. is our non-depository trust company that enables clients to securely custody and manage assets through a robust and user-friendly online portal.

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

Expanding our Relationship with Existing Customers

Our revenue generally grows as our customers increase their usage of our platform, as well as when we introduce new products and features to our customers. We aim to grow with our customers over time and to grow our relationship with our customers as they build and manage their wealth. Through our customer-centric and complementary solutions, we seek a future where sellers become buyers, buyers become custody account holders, and account holders continue to participate in the private market. Our ability to expand our relationship with our customers is therefore an important contributor to our long-term growth.

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

Market Trends

Our results of operations are impacted by the overall health of the economy, and consumer and institutional investing patterns, which include the following key drivers:

•Private Market Trends. As private market investing continues and the number of venture-backed companies and late-stage private growth companies fluctuate, our supply and demand will shift accordingly as such factors affect the number of existing stockholders looking for liquidity as well as potential investors interested in obtaining equity in such companies while they remain private. Although periods of macroeconomic growth in the United States, particularly in private equity markets, generally stimulate growth in overall investment activity on our platform, such activity has been and may continue to be negatively impacted by any slowdowns, downturns, and volatility in the macroeconomic environment and private equity markets.

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

•Macroeconomic Environment. Customer and business behavior and risk appetite is impacted by the overall macroeconomic environment. Despite a higher interest rate environment, the economy has shown resilience; however, market uncertainty continues. Volatility and liquidity risks to private equity valuations, as well as uncertainty around settlement prices for illiquid assets, could impact investor appetite and investment preferences across the alternative investment and private markets space.

Custodial administration fees

We generate revenue from account maintenance fees, asset fees, transaction fees, and cash administration fees. The cash administration fees are based on prevailing interest rates and customer cash balances, and currently make up the majority of custodial administration fee revenue. With respect to the account maintenance fees, we assess a flat quarterly fee per account, with additional fees based on the number and types of assets held and the number and type of transactions executed. The account revenues depend on the number of Total Custodial Accounts, which include accounts customers opened directly with us and the activity within these accounts, as well as accounts we custody on behalf of partners. Our business depends on maintaining and growing the number of Total Custodial Accounts.

Types of Structures

We have facilitated direct trades, trades in both our own special purpose vehicles (each, an "Investment Fund") and other firms’ funds, and certain forward agreements. We may adjust marketplace revenue (previously called placement fee revenue) to account for the operational costs of these transaction types, and we incur certain transaction-based costs depending on the structure. The mix of trades in different structures will impact our overall take rate and revenues.

Types of Buyers/Sellers

The type of customer may influence our marketplace revenue (previously called placement fee revenue). Examples of a type of customer are institutional and individual customers, who may receive various placement fee rates depending on different factors. Having customers that come to our platform through third-party brokers or our private company solutions may also impact our marketplace revenue. The mix of clients in any given period will impact our overall take rate and revenues.

Use of Third-Party Brokers and Referral Partners

When working with a third-party broker or partner, we share a portion of the marketplace revenue, which are recognized in our consolidated financial statements under transaction-based expenses. The mix of fees paid to third-party brokers and partners fluctuates each time period, which we expect to continue based on the size of our order book and our number of partners, as well as changes in the market overall.

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

The tables below reflect period-over-period changes in our key business metrics, along with the percentage change between such periods. We believe the following business metrics are useful in evaluating our business.

	Year Ended December 31,			2023 Over 2022 Change		2022 Over 2021 Change
Dollars in thousands	2023	2022	2021	Change	% Change	Change	% Change
TRADING BUSINESS
Trades	1,756	2,184	4,890	(428)	(20)%	(2,706)	(55)%
Volume	$765,899	$1,222,879	$3,180,257	$(456,980)	(37)%	$(1,957,378)	(62)%
Net Take Rate	3.3%	3.3%	3.3%	—	—%	—	—%
Marketplace revenues, less transaction-based expenses	$25,359	$40,182	$104,689	$(14,823)	(37)%	$(64,507)	(62)%

•Trades are defined as the total number of orders executed by us and entities we have acquired on behalf of private investors and stockholders. Increasing the number of orders is critical to increasing our revenue and, in turn, to achieving profitability.

•Volume is defined as the total sales value for all securities traded through our Forge Markets platform, which is the aggregate value of the issuer company’s equity attributed to both the buyer and seller in a trade and as such a $100 trade of equity between buyer and seller would be captured as $200 of volume for us. Although we typically capture a commission on each side of a trade, we may not in certain cases due to factors such as the use of a third-party broker by one of the parties or supply factors that would not allow us to attract sellers of shares of certain issuers. Volume is influenced by, among other things, the pricing and quality of our services as well as market conditions that affect private company valuations, such as increases in valuations of comparable companies at IPO.

•Net Take Rates are defined as our marketplace revenues (previously called placement fee revenue), less transaction-based expenses, divided by Volume. These represent the percentage of fees earned by our platform on any transactions executed from the commission we charged on such transactions less transaction-based expenses, which is a determining factor in our revenue. The Net Take Rate can vary based upon the service or product offering and is also affected by the average order size and transaction frequency.

	December 31, 2023			2023 Over 2022 Change		2022 Over 2021 Change
Dollars in thousands	2023	2022	2021	Change	% Change	Change	% Change
CUSTODY BUSINESS
Total Custodial Accounts	2,078,868	1,871,146	2,124,677	207,722	11%	(253,531)	(12)%
Assets Under Custody	$15,647,469	$14,870,257	$14,334,527	$777,212	5%	$535,730	4%
•Total Custodial Accounts are defined as our customers’ custodial accounts that are established on our platform and billable. These relate to our Custodial Administration fees revenue stream and are an important measure of our business as the number of Total Custodial Accounts is an indicator of our future revenues from certain account maintenance, transaction, and cash administration fees.

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

However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. A reconciliation is provided below for Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review Adjusted EBITDA and the reconciliation of Adjusted EBITDA to net loss, and not to rely on any single financial measure to evaluate our business.

We defined Adjusted EBITDA as net loss, adjusted to exclude: (i) interest expense, net, (ii) provision for or benefit from income taxes, (iii) depreciation and amortization, (iv) share-based compensation expense, (v) change in fair value of warrant liabilities, (vi) acquisition-related transaction costs, and (vii) other significant gains, losses and expenses (such as impairments or transaction bonus) that we believe are not indicative of our ongoing results.

The following table reconciles net loss attributable to Forge Global Holdings, Inc. to our Adjusted EBITDA for the periods presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net loss attributable to Forge Global Holdings, Inc.	$(90,221)	$(111,859)	$(18,499)
Add:
Interest (income) expense, net	(6,421)	(2,681)	2,307
Provision for (benefit from) income taxes	819	327	386
Depreciation and amortization	6,954	6,026	5,390
Net loss attributable to noncontrolling interest	(1,328)	(46)	—
Loss on impairment of long lived assets	599	446	—
Share-based compensation expense	34,334	57,924	12,231
Change in fair value of warrant liabilities	6,465	(19,836)	6,064
Acquisition-related transaction costs(1)	—	5,113	882
Transaction bonus(2)	—	17,735	—
Adjusted EBITDA	$(48,799)	$(46,851)	$8,761

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

We categorize our services into the following three categories:

Marketplace revenue (previously called placement fee revenue)— We maintain a platform which generates revenues through our Forge Markets offering with volume-based fees sourced from institutions, individual investors, and private equity holders. Marketplace revenue represent fees charged by us for executing a private placement on our platform. We earn agency marketplace revenue in non-underwritten transactions, such as private placements of equity securities. We receive marketplace revenue on these transactions and believe that our trade execution performance obligation is completed upon the placement and consummation of a transaction and, as such, revenue is earned on the transaction date with no further obligation to the customer at that time. We enter into arrangements with individual accredited customers or Investment Funds to execute private placements in the secondary market. We anticipate marketplace revenue to grow in the long run as the secondary market continues to grow and we continue to execute trades more efficiently. Revenues generated from our data solutions are classified as part of marketplace revenue in our consolidated statements of operations (see Subscription Fees below).

Custodial administration fees — We generate revenue from account maintenance fees, asset fees, transaction fees, and cash administration fees. The cash administration fees are based on prevailing interest rates and customer cash balances, and currently make up the majority of custodial administration fee revenue. With respect to the account maintenance fees, we assess a flat quarterly fee per account, with additional fees based on the number and types of assets held and the number and type of transactions executed. The account revenues depend on the number of Total Custodial Accounts, which include accounts customers opened directly with us and the activity within these accounts, as well as accounts we custody on behalf of partners. Revenues from custodial administration fees are recognized either over time as underlying performance obligations are met and day-to-day maintenance activities are performed for custodial accounts, or at a point in time upon completion of transactions requested by custodial account holders.

Subscription Fees — We generate revenues through our Forge Data offerings with subscription fees earned from our data products, including Forge Intelligence, and subscription fees earned from our private company solutions. We anticipate subscription fees to continue to grow as we expand our sales and marketing efforts and develop more features and products. Subscription fees for the periods presented were included as part of marketplace revenue (previously called placement fee revenue) in the consolidated statements of operations.

Transaction-based expenses

Transaction-based expenses represent fees incurred to support placement activities. These include, but are not limited to, third-party broker fees, transfer fees, fund management, and fund and trade settlement. We generally expect these expenses to increase in absolute dollars as our marketplace revenue grows.

Compensation and benefits

Compensation and benefits expense is our most significant operating expense and includes employee wages, bonuses, share-based compensation, severance costs, benefits, and employer taxes. The incentive component of our compensation and benefits expense consists of amounts paid on the achievement of sales targets and discretionary bonuses, which are based on both our financial performance and individual employee performance. While we expect our compensation and benefits expense to increase as our revenue grows and we hire additional personnel to support new products and services, in the near term, we are focused on aligning our headcount with current business needs and making strategic headcount additions to support growth. The share-based compensation component of compensation and benefits expense may or may not increase as we continue to align our headcount with current and future business needs.

Professional services

Professional services expense includes fees for accounting, tax, auditing, legal and regulatory services, as well as consulting services received in connection with strategic and technology initiatives. We have and may continue to incur additional professional services expenses relating to public company regulatory requirements and customary practices.

Acquisition-related transaction costs

Acquisition-related transaction costs consist primarily of professional services fees for investment banking advisors, legal services, accounting advisory, and other external costs directly related to acquisitions and other strategic opportunities. While acquisition-related transaction costs may be significant, they are non-recurring in nature. Acquisition-related transaction costs during the year ended December 31, 2022, included costs related to the Business Combination, which consisted of legal, accounting, and other professional services directly related to the Business Combination, but not considered as part of issuance cost. We may explore and pursue acquisitions and other strategic opportunities and as a result, we may or may not incur acquisition-related transaction costs in future periods.

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

Interest income

Interest income primarily includes interest income earned on our cash and cash equivalents.

Change in fair value of warrant liabilities

Changes in the fair value of warrant liabilities are related to warrant liabilities that are marked-to-market each reporting period with the change in fair value recorded in the accompanying consolidated statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liabilities to be reclassified to stockholders’ equity.

Other income (expenses), net

Other income (expenses), net, includes other non-operating income and expenditures, sublease income, and gain or loss on equity method investments.

Provision for income taxes

Income tax expense consists of federal, state and foreign income taxes. We maintain a valuation allowance against deferred tax assets net of deferred tax liabilities, with the exception of certain indefinite-lived liabilities, as we have concluded it is not more likely than not that we will realize our net deferred tax assets.

Results of Operations
The following table sets forth our consolidated statements of operations for the years ended December 31, 2023 and 2022 (in thousands). For a comparison of the year ended December 31, 2022 and 2021, see "Results of Operations" in Item 7 of Part II of our Annual Report on Form 10-K filed with the SEC on March 1, 2023.

	Year Ended December 31,
	2023	2022
Total revenues, less transaction-based expenses	$69,390	$68,900
Operating expenses:
Compensation and benefits	106,593	145,514
Other	54,246	58,426
Total operating expenses	160,839	203,940
Operating loss	(91,449)	(135,040)
Total interest and other income (expenses)	719	23,462
Loss before provision for income taxes	(90,730)	(111,578)
Provision for income taxes	819	327
Net loss	(91,549)	(111,905)
Net loss attributable to noncontrolling interest	(1,328)	(46)
Net loss attributable to Forge Global Holdings, Inc.	$(90,221)	$(111,859)

Revenue

	Year Ended December 31,		2023 Over 2022 Change
(in thousands)	2023	2022	$	%
Marketplace revenue	$25,790	$40,665	$(14,875)	(37)%
Custodial administration fees	44,031	28,718	15,313	53
Total revenues	69,821	69,383	438	1
Transaction-based expenses:
Transaction-based expenses	(431)	(483)	52	(11)
Total revenues, less transaction-based expenses	$69,390	$68,900	$490	1%

Comparison of the Year Ended December 31, 2023 and 2022
Total revenues, less transaction-based expenses were $69.4 million for the year ended December 31, 2023 compared to $68.9 million for the year ended December 31, 2022, representing an increase of $0.5 million, or 1%.
Marketplace revenue (previously called placement fee revenue) decreased by $14.9 million, or 37%, driven by lower trading volumes. We attribute lower trading volumes in the private markets to macroeconomic conditions and pricing volatility which is illustrated by higher spreads overall and throughout 2023.
Custodial administration fees increased by $15.3 million, or 53%, driven by an 11% increase in total accounts and higher cash administration fees attributable to the higher interest rate environment offset in part by lower cash balances.

Operating Expenses
Compensation and benefits

	Year Ended December 31,		2023 Over 2022 Change
(in thousands)	2023	2022	$	%
Salary	$53,829	$47,836	$5,993	13%
Incentive compensation and other bonus	12,257	34,356	(22,099)	(64)
Share-based compensation	34,334	57,924	(23,590)	(41)
Benefits and other	6,173	5,398	775	14
Total compensation and benefits	$106,593	$145,514	$(38,921)	(27)%
Comparison of the Year Ended December 31, 2023 and 2022
Compensation and benefits expense was $106.6 million for the year ended December 31, 2023, compared to $145.5 million for the year ended December 31, 2022, representing a decrease of $38.9 million, or 27%.
Salary expense increased $6.0 million as a result of higher average headcount in 2023 as compared to 2022 and a $4.0 million reduction in the amount of compensation expense capitalized in connection with internally developed software.
Incentive compensation consists of variable compensation in connection with marketplace revenue (previously called placement fee revenue) and discretionary bonuses to eligible employees based upon individual and company performance. The decrease in incentive compensation of $22.1 million was driven by a $4.1 million decrease in commission expense in line with the 37% decline in marketplace revenue and the 2022 one-time transaction bonuses for certain executives of $17.7 million related to the consummation of the Business Combination.
The decrease in share-based compensation expense of $23.6 million was primarily related to restricted stock units ("RSUs") granted on June 1, 2022 under the 2022 Stock Option and Incentive Plan and cumulative catch-up recognized in connection with the Business Combination in 2022. RSU expense was $29.6 million and $40.6 million for the years ended December 31, 2023 and 2022, respectively, of which $5.3 million and $24.3 million, respectively, related to the Executive Retention RSUs granted to certain executives described in Note 12, "Share-Based Compensation" to our consolidated financial statements included elsewhere in this Report. Option expense was $4.8 million and $16.8 million for the years ended December 31, 2023 and 2022, respectively, of which $0.5 million and $7.5 million, respectively, was attributable to the cumulative catch-up expense and continued amortization for stock option grants containing performance and market-based conditions, of which the performance condition was met as a result of the consummation of the Business Combination in 2022.
Other Operating Expenses

	Year Ended December 31,		2023 Over 2022 Change
(in thousands)	2023	2022	$		%
Professional services	$11,905	$14,265	$(2,360)		(17)%
Acquisition-related transaction costs	—	5,113	(5,113)		(100)
Advertising and market development	3,486	4,754	(1,268)		(27)
Rent and occupancy	4,884	5,455	(571)		(10)
Technology and communications	14,507	11,489	3,018		26
General and administrative	12,510	11,324	1,186		10
Depreciation and amortization	6,954	6,026	928	100	15
Total other operating expenses	$54,246	$58,426	$(4,180)		(7)%
Comparison of the Year Ended December 31, 2023 and 2022
Other operating expenses decreased $4.2 million, or 7%, to $54.2 million.
Professional services expense was $11.9 million for the year ended December 31, 2023, compared to $14.3 million for the year ended December 31, 2022, representing a decrease of $2.4 million, or 17%. The change in expense was primarily due to lower consulting and legal expenses related to the Business Combination and public company requirements incurred in 2022. Acquisition-related transaction costs of $5.1 million related to the Business Combination were recognized in the year ended December 31, 2022. The increase in technology and communications expense is primarily due to an increase in recurring software license fees and a decrease in capitalized software development costs partially offset by our cost containment efforts in 2023. Cost containment efforts in 2023 resulted in a decline in advertising and third-party software engineers expenses reported in technology and communications expenses of $1.3 million and $1.8 million, respectively. General and administrative expenses decreased $0.3 million driven by a $1.6 million decrease in corporate liability insurance and $0.3 million lower provisions for bad debts offset by $0.6 million increase in legal reserves and settlements, $0.6 million increase in travel and entertainment expenses, and $0.4 million increase in impairments of capitalized internal-use software, property, and equipment.

Total interest and other income (expenses)

	Year Ended December 31,		2023 Over 2022 Change
(in thousands)	2023	2022	$		%
Interest income	$6,421	$2,681	$3,740	100	140%
(Loss) gain from change in fair value of warrant liabilities	(6,465)	19,836	(26,301)		(133)
Other income, net	763	945	(182)		(19)
Total interest and other income	$719	$23,462	$(22,743)		(97)%
Comparison of the Year Ended December 31, 2023 and 2022
Interest income increased $3.7 million driven by more favorable interest rates earned on cash and equivalent balances and earnings on time deposits with maturities in excess of 90 days which are classified as other current assets on the consolidated balance sheets.
Changes in the fair value of warrant liabilities were driven by changes in key valuation assumptions including the Company's share price and share price volatility as of the valuation dates. For the year ended December 31, 2023, the Company recognized a $6.5 million loss from warrant revaluations as compared to a $19.8 million gain for the year ended December 31, 2022. See Note 4, "Fair Value Measurements" to the consolidated financial statements.

Liquidity and Capital Resources

We have financed our operations primarily through revenue from operations, issuances of securities, and proceeds from the Business Combination. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures, and investments in business acquisitions.

As of December 31, 2023, our principal source of liquidity was our cash and cash equivalents balance of $144.7 million. Since our inception, we have generated operating losses as reflected in our accumulated deficit. We had an accumulated deficit of $280.6 million as of December 31, 2023.

We believe our existing cash and cash equivalents as of December 31, 2023 will be sufficient to meet our operating working capital and capital expenditure requirements for the next twelve months and the foreseeable future. Our future financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform and the expansion of sales and marketing activities. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

Cash Flow Summary

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(41,456)	$(68,806)
Investing activities	$(8,160)	$(6,650)
Financing activities	$57	$192,862

Operating Activities

Cash used in operating activities for the year ended December 31, 2023 of $41.5 million was primarily driven by our net loss of $91.5 million, adjusted for non-cash charges of $53.7 million and net cash outflows of $3.6 million provided by changes in our operating assets and liabilities. Non-cash charges include share-based compensation, depreciation and amortization, amortization of right-of-use assets, and changes in fair value of warrant liabilities.

Cash used in operating activities for the year ended December 31, 2022 of $68.8 million was primarily driven by our net loss of $111.9 million, adjusted for non-cash charges of $57.6 million and net cash outflows of $14.5 million provided by changes in our operating assets and liabilities. Non-cash charges included share-based compensation of $57.9 million, depreciation and amortization of $6.0 million, amortization of right-of-use assets of $4.0 million, and settlements of related party promissory notes of $5.5 million.

Investing Activities

Cash used in investing activities was $8.2 million for the year ended December 31, 2023. Investing activities consist primarily of net purchases of term deposits of $7.6 million and purchases of property and equipment of $0.5 million.

Cash used in investing activities was $6.7 million for the year ended December 31, 2022. This was due to cash paid for capitalized internal-use software of $6.3 million, purchases of property and equipment of $0.2 million, and purchases of intangible assets of $0.1 million.

Financing Activities

Cash provided by financing activities was $0.1 million for the year ended December 31, 2023, and relate to stock option and other equity award activities and settlements.

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

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2023, and the years in which these obligations are due (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations(1)	$5,621	$2,810	$2,811	$—	$—
Non-cancelable purchase obligations(2)	7,394	1,969	4,194	1,231	—
Total contractual obligations	$13,015	$4,779	$7,005	$1,231	$—
__________
(1)Our lease portfolio primarily includes leased office space, all of which are accounted for as operating leases. Total payments listed represent total minimum future lease payments.
(2)In the normal course of business, we entered into non-cancelable purchase commitments with various parties mainly for software products and services.
Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider forming a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements.

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

All of our revenues are from contracts with customers. We are the principal in these contracts, with the exception of cash administration fees, in which case we act as the agent and record revenue from fees earned related to cash balances in customers’ custodial accounts. Refer to the section titled “Revenue Recognition and Transaction-Based Expenses” in Note 2 to our consolidated financial statements included elsewhere in this Report.

Share-Based Compensation

We recognize share-based compensation expense in accordance with the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires the measurement and recognition of compensation expense for all share-based awards, since the Business Combination in the form of restricted stock units ("RSUs"), granted to employees, directors and non-employees based on the grant date fair value of the awards. We recognize compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the award's vesting term. The fair value of RSUs is based on the closing price of the Company's common stock. Forfeitures are accounted for as they occur.

For grants with performance or market-based conditions, the Company uses a Monte Carlo simulation to determine the fair value and the derived service period at the grant date and recognizes share-based compensation expense using an accelerated attribution method when it becomes probable that the performance-based condition will be met.

Prior to the Business Combination, the fair value of employee and non-employee stock options was determined on the grant date using the Black-Scholes option pricing model using various inputs, including the fair value of the underlying common stock, the expected term of the stock-based award, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of common stock. The assumptions used to determine the fair value of the stock-based awards represented management’s best estimates. These estimates involved inherent uncertainties and the application of management’s judgment.

During the year ended December 31, 2023, there were no new option grants.

Impairment of Long-Lived Assets

The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company also evaluates the period of depreciation and amortization of long-lived assets to determine whether events or circumstances warrant revised estimates of useful lives. When indicators of impairment are present, the Company determines the recoverability of its long-lived assets by comparing the carrying value of our long-lived assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the estimated future undiscounted cash flows demonstrate the long-lived assets are not recoverable, an impairment loss would be calculated based on the excess of the carrying amounts of the long-lived assets over their fair value.

The Company recorded impairment losses during the year ended December 31, 2023 related to certain operating leases of $0.3 million, leasehold improvements of less than $0.1 million, and furniture and fixtures of less than $0.1 million.

Goodwill and Other Intangible Assets, Net

Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but is tested for impairment annually on October 1, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators, or competition. Potential impairment indicators may also include, but are not limited to, (i) the results of the Company’s most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, (iii) declines in the Company’s market capitalization below its book value, and the magnitude and duration of those declines, (iv) a reorganization resulting in a change to the Company’s operating segments, and (v) other macroeconomic factors, such as increases in interest rates that may affect the weighted average cost of capital or volatility in the equity and debt markets. No impairment charges were recognized during the year ended December 31, 2023.

Launched research and development (“IPR&D”) assets acquired in a business combination are considered indefinite lived until the completion or abandonment of the associated research and development efforts. The Company amortizes the launched IPR&D over its estimated useful life.

Acquired intangible assets also consist of identifiable intangible assets, primarily software technology, trade name and customer relationships, and a trade name website domain resulting from business acquisitions. Finite-lived intangible assets are recorded at fair value on the date of acquisition and are amortized over their estimated useful lives. The Company bases the useful lives and related amortization expense on our estimate of the period that the assets will generate revenues or otherwise be used.

Warrant Liabilities

The Company recognizes certain warrant instruments as derivative liabilities in accordance with ASC 815, Derivatives and Hedging. See Notes 3 "Recapitalization", 4 "Fair Value Measurements", and 11 "Warrants" to our consolidated financial statements included elsewhere in this Report for additional information. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are redeemed, exchanged, expired, or exercised. The Company will continue to adjust the warrant liability for changes in the fair value until the earlier of a) the exercise, exchange, or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in-capital. The significant inputs used to estimate fair value of the warrants are the fair value of the underlying security, expected volatility, expected term, risk-free interest rate, and expected dividend yield. The fair value of the warrants are sensitive to changes in the inputs with changes in the fair value of the underlying security, expected volatility, and expected term driving the largest valuation changes.

Recent Accounting Pronouncements
See the section titled "Summary of Significant Accounting Policies" in Note 2 of the notes to our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

FORGE GLOBAL HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forge Global Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Forge Global Holdings, Inc. (the Company) as of December 31, 2023, and 2022, the related consolidated statements of operations, comprehensive loss, changes in convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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
At December 31, 2023, the Company’s Goodwill was $121 million. As discussed in note 2 to the consolidated financial statements, the Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the goodwill may be impaired. The Company has determined that it has a single reporting unit. In the first quarter of 2023, as a result of the decline in the market value of the Company's stock, the Company performed an interim quantitative impairment analysis to assess the enterprise value of the Company and assess its goodwill for recoverability as of March 31, 2023 (“interim reporting date”). For the year ended December 31, 2023, the Company did not recognize impairment charges on goodwill.

Auditing the Company's interim impairment assessment was complex and involved a high degree of subjectivity as the estimate of fair value of the reporting unit is based on significant assumptions including discount rate, revenue growth rates and projected EBITDA margin.

How We Addressed the Matter in Our Audit
To test the fair value of the Company’s reporting unit, our audit procedures included, among others, assessing the methodology and assumptions described above used in the impairment assessment as of the interim reporting date. We compared the assumptions described above to analyst expectations, historical performance and other available market information. We also performed our own sensitivity analyses by increasing or decreasing the assumptions and evaluated the potential impact on the estimated fair value of the reporting unit. We involved our specialist to assist us in evaluating the methodologies and assumptions used to calculate the estimated fair value of the Company’s reporting unit.

In addition, we tested the reconciliation of the fair value of the reporting unit developed by management to the market capitalization of the Company as of the valuation date and evaluated the implied control premium for reasonableness.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

San Francisco, California

March 26, 2024

FORGE GLOBAL HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$144,722	$193,136
Restricted cash	1,062	1,829
Accounts receivable, net	4,067	3,544
Prepaid expenses and other current assets	13,253	8,379
Total current assets	$163,104	$206,888
Internal-use software, property and equipment, net	5,192	7,999
Goodwill and other intangible assets, net	129,919	133,887
Operating lease right-of-use assets	4,308	5,706
Payment-dependent notes receivable, noncurrent	5,593	7,371
Other assets, noncurrent	2,615	1,878
Total assets	$310,731	$363,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,831	$2,797
Accrued compensation and benefits	11,004	13,271
Accrued expenses and other current liabilities	8,861	6,421
Operating lease liabilities, current	2,516	3,896
Total current liabilities	$24,212	$26,385
Operating lease liabilities, noncurrent	2,707	3,541
Payment-dependent notes payable, noncurrent	5,593	7,371
Warrant liabilities	9,616	606
Other liabilities, noncurrent	185	365
Total liabilities	$42,313	$38,268
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 176,899,814 and 172,560,916 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	18	18
Treasury stock, at cost; 157,193 and zero shares as of December 31, 2023 and December 31, 2022, respectively	(625)	—
Additional paid-in capital	543,846	509,094
Accumulated other comprehensive income	911	693
Accumulated deficit	(280,638)	(190,418)
Total Forge Global Holdings, Inc. stockholders’ equity	$263,512	$319,387
Noncontrolling interest	4,906	6,074
Total stockholders’ equity	$268,418	$325,461
Total liabilities and stockholders’ equity	$310,731	$363,729
The accompanying notes are an integral part of these consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Marketplace revenue	$25,790	$40,665	$107,723
Custodial administration fees	44,031	28,718	20,333
Total revenues	$69,821	$69,383	$128,056
Transaction-based expenses:
Transaction-based expenses	(431)	(483)	(3,034)
Total revenues, less transaction-based expenses	$69,390	$68,900	$125,022
Operating expenses:
Compensation and benefits	106,593	145,514	94,654
Professional services	11,905	14,265	12,450
Acquisition-related transaction costs	—	5,113	882
Advertising and market development	3,486	4,754	5,090
Rent and occupancy	4,884	5,455	3,744
Technology and communications	14,507	11,489	8,243
General and administrative	12,510	11,324	4,358
Depreciation and amortization	6,954	6,026	5,390
Total operating expenses	$160,839	$203,940	$134,811
Operating loss	$(91,449)	$(135,040)	$(9,789)
Interest and other income (expenses):
Interest income (expenses), net	6,421	2,681	(2,307)
(Loss) gain from change in fair value of warrant liabilities	(6,465)	19,836	(6,064)
Other income, net	763	945	47
Total interest and other income (expenses)	$719	$23,462	$(8,324)
Loss before provision for income taxes	$(90,730)	$(111,578)	$(18,113)
Provision for income taxes	819	327	386
Net loss	$(91,549)	$(111,905)	$(18,499)
Net loss attributable to noncontrolling interest	(1,328)	(46)	—
Net loss attributable to Forge Global Holdings, Inc.	$(90,221)	$(111,859)	$(18,499)
Net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	$(0.52)	$(0.78)	$(0.34)
Diluted	$(0.52)	$(0.80)	$(0.34)
Weighted-average shares used in computing net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	173,402,167	143,839,981	54,295,304
Diluted	173,402,167	145,013,346	54,295,304

The accompanying notes are an integral part of these consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Loss
(In thousands of U.S. dollars)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(91,549)	$(111,905)	$(18,499)
Foreign currency translation adjustment	378	1,155	—
Comprehensive loss	(91,171)	(110,750)	(18,499)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(1,168)	416	—
Comprehensive loss attributable to Forge Global Holdings, Inc.	$(90,003)	$(111,166)	$(18,499)
The accompanying notes are an integral part of these consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity
(In thousands of U.S. dollars, except share data)

	Convertible Preferred Stock		Common Stock			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Treasury Stock
Balance as of December 31, 2020	49,084,185	$156,848	71,119,020	$4	$—	$52,557	$(60,060)	$—	$—	$(7,499)
Issuance of Series B-1 convertible preferred stock at $3.9760 per share upon conversion of convertible notes and accrued interest	27,947	111	—	—	—	—	—	—	—	—
Issuance of Series B-1 convertible preferred stock at $3.9760 per share, net of issuance costs of $2,838	12,719,398	47,735	—	—	—	—	—	—	—	—
Issuance of Series B-2 convertible preferred stock at $3.9760 per share	412,623	1,640	—	—	—	—	—	—	—	—
Issuance of Class AA common stock upon exercise of vested stock options, including stock options exercised via promissory notes	—	—	1,290,307	(*)	—	704	—	—	—	704
Issuance of Class AA common stock upon early exercise of unvested stock options, including stock options exercised via promissory notes	—	—	2,604,724	—	—	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(43,052)	—	—	—	—	—	—	—
Exchange of Class AA common stock for Series B-1 convertible preferred stock	11,669,996	39,722	(11,669,996)	(*)	—	(39,722)	—	—	—	(39,722)
Vesting of early exercised stock options	—	—	—	—	—	145	—	—	—	145
Share-based compensation expense	—	—	—	—	—	12,231	—	—	—	12,231
Net loss	—	—	—	—		—	(18,499)	—	—	(18,499)
Balance as of December 31, 2021	73,914,149	$246,056	63,301,003	$4	$—	$25,915	$(78,559)	$—	$—	$(52,640)
Unissued common stock (1)	—	—	(210,302)	—	—	—	—	—	—	—
Balance as of December 31, 2021	73,914,149	$246,056	63,090,701	$4	$—	$25,915	$(78,559)	$—	$—	$(52,640)

	Convertible Preferred Stock		Common Stock			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Treasury Stock
Balance as of December 31, 2021	73,914,149	$246,056	63,090,701	$4	$—	$25,915	$(78,559)	$—	$—	$(52,640)
Pre-close issuance of common stock upon exercise of vested options	—	—	190,505	(*)	—	102	—	—	—	102
Pre-close issuance of common stock upon exercise of unvested options	—	—	4,472	—	—	—	—	—	—	—
Pre-close issuance of common stock for services	—	—	62,952	(*)	—	621	—	—	—	621
Conversion of preferred stock to common stock	(73,914,149)	(246,056)	73,914,149	7	—	246,049	—	—	—	246,056
Conversion of May 2020 and October 2020 preferred stock warrants of Legacy Forge to common stock warrants	—	—	—	—	—	2,949	—	—	—	2,949
Settlement of promissory notes	—	—	—	2	—	4,205	—	—	—	4,207
Issuance of common stock upon Merger (net of redemptions), including PIPE Investment and A&R FPA investors, net of transaction cost of $58,673 (1)	—	—	32,171,349	3	—	140,808	—	—	—	140,811
Issuance of common stock upon exercise of Public Warrants	—	—	1,994,790	(*)	—	23,638	—	—	—	23,638
Issuance of common stock upon release of restricted stock units	—	—	139,340	(*)	—	(*)	—	—	—	(*)
Issuance of common stock upon exercise of vested options	—	—	954,257	(*)	—	854	—	—	—	855
Issuance of common stock upon early exercise of unvested options	—	—	78,076	—	—	—	—	—	—	—
Issuance of common stock upon exercise of Junior Preferred Stock Warrants	—	—	123,379	(*)	—	653	—	—	—	653
Formation of Forge Europe	—	—	—	—	—	3,830	—	—	5,658	9,488
Repurchase of early exercised stock options	—	—	(163,054)	—	—	—	—	—	—	—
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	—	1,554	—	—	—	1,554
Share-based compensation expense	—	—	—	—	—	57,917	—	—	—	57,917
Net loss	—	—	—	—	—	—	(111,859)	—	(46)	(111,905)
Foreign currency translation adjustment	—	—	—	—	—	—	—	693	462	1,155
Balance as of December 31, 2022	—	$—	172,560,916	$18	$—	$509,094	$(190,418)	$693	$6,074	$325,461

	Convertible Preferred Stock		Common Stock			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Treasury Stock
Balance as of December 31, 2022	—	$—	172,560,916	$18	$—	$509,094	$(190,418)	$693	$6,074	$325,461
Issuance of common stock upon release of restricted stock units	—	—	3,788,568	(*)	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(354,374)	—	—	(653)	—	—	—	(653)
Issuance of common stock upon exercise of vested options	—	—	1,264,429	(*)	—	810	—	—	—	810
Repurchase of early exercised stock options	—	—	(202,532)	—	—	—	—	—	—	—
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	—	262	—	—	—	262
Stock-based compensation expense	—	—	—	—	—	34,334	—	—	—	34,334
Common stock repurchases	—	—	(157,193)	—	(625)	—	—	—	—	(625)
Net loss	—	—	—	—	—	—	(90,221)	—	(1,328)	(91,549)
Foreign-currency translation adjustment	—	—	—	—	—	—	—	218	160	378
Balance as of December 31, 2023	—	$—	176,899,814	$18	$(625)	$543,847	$(280,639)	$911	$4,906	$268,418
(*) amount less than 1
(1) This amount represents shares that were not issued upon the closing of the Business Combination as a result of a stockholder’s demand for appraisal rights. See Note 3, "Recapitalization" for additional information. These shares were issued to the stockholder during the year ended December 31, 2022 after the statutory period to perfect such rights lapsed.
The accompanying notes are an integral part of these consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(91,549)	$(111,905)	$(18,499)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Share-based compensation	34,334	57,924	12,231
Depreciation and amortization	6,954	6,026	5,390
Amortization of right-of-use assets	3,153	3,999	2,804
Loss on impairment of long lived assets	599	446	—
Bad debt reserve	270	433	121
Change in fair value of warrant liabilities	6,465	(19,836)	6,064
Change in fair value of contingent liability(1)	2,545	—	—
Settlement of related party promissory notes (Note 3)	—	5,517	—
Other	(625)	3,132	107
Changes in operating assets and liabilities:
Accounts receivable	(792)	1,403	382
Prepaid expenses and other assets	2,018	(3,321)	(1,031)
Accounts payable	(1,216)	904	(692)
Accrued expenses and other liabilities	2,805	(788)	(520)
Accrued compensation and benefits	(2,267)	(7,911)	8,080
Operating lease liabilities	(4,150)	(4,829)	(3,536)
Net cash (used in) provided by operating activities	(41,456)	(68,806)	10,901
Cash flows from investing activities:
Receipts of term deposit maturities	2,115	—	—
Purchases of property and equipment	(527)	(220)	—
Purchases of term deposit	(9,748)	—	—
Purchases of intangible assets	—	(118)	(2,202)
Capitalized internal-use software development costs	—	(6,312)	(1,054)
Net cash used in investing activities	(8,160)	(6,650)	(3,256)
Cash flows from financing activities:
Proceeds from exercise of options, including proceeds from repayment of promissory notes	710	1,086	1,621
Taxes withheld and paid related to net share settlement of equity awards	(653)	—	—
Proceeds from PIPE investment and A&R FPA investors	—	208,500	—
Proceeds from exercise of Public Warrants	—	22,940	—
Formation of Forge Europe (Note 1)	—	9,488	—
Proceeds from the Merger	—	7,865	—
Payments for redemption of Public Warrants	—	(165)	—
Payments for offering costs	—	(56,852)	(4,954)
Proceeds from issuance of Series B-1 convertible preferred stock, net of issuance costs	—	—	47,735
Proceeds from issuance of Series B-2 convertible preferred stock, net of issuance costs	—	—	1,640
Cash paid to purchase equity awards	—	—	(23)
Cash flows from financing activities (continued):

	Year Ended December 31,
	2023	2022	2021
Repayment of notes payable	—	—	(19,438)
Net cash provided by financing activities	57	192,862	26,581

Effect of changes in currency exchange rates on cash and cash equivalents	378	1,155	—
Net (decrease) increase in cash and cash equivalents	(49,181)	118,561	34,226
Cash, cash equivalents and restricted cash, beginning of the period	194,965	76,404	42,178
Cash, cash equivalents and restricted cash, end of the period	$145,784	$194,965	$76,404

Reconciliation of cash, cash equivalents and restricted cash to the amounts reported within the consolidated balance sheets
Cash and cash equivalents	$144,722	$193,136	$74,781
Restricted cash	1,062	1,829	1,623
Total cash, cash equivalents and restricted cash, end of the period	$145,784	$194,965	$76,404
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$2,118
Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	1,755	3,087	1,702
Vesting of early exercised stock options and restricted stock awards	262	1,554	145
Purchase of property and equipment accrued and not yet paid	250	—	—
Conversion of preferred stock	—	246,049	—
Assumption of merger warrants liability	—	13,983	—
Reclassification of deferred offering costs to equity	—	5,923	—
Issuance of common stock upon settlement of related party promissory notes	—	4,207	—
Warrants issued in connection with A&R FPA	—	3,080	—
Conversion of May 2020 and October 2020 preferred stock warrants of Legacy Forge to common stock warrants	—	2,949	—
Early exercise of stock options upon settlement of related party promissory notes	—	1,310	—
Warrant liability reclassified to additional paid-in capital upon exercise of Public Warrants	—	698	—
Warrant liability reclassified to additional paid-in capital upon exercise of Junior Preferred Stock Warrants	—	653	—
Non-cash assets acquired in the Merger	—	193	—
Capitalized internal-use software development costs accrued and not yet paid	—	180	214
Exchange of Class AA common stock for Series B-1 convertible preferred stock	—	—	39,722
Deferred offering cost accrued and not yet paid	—	—	969
Conversion of convertible notes into Series B-1 convertible preferred stock	$—	$—	$111

(1) The change in fair value of contingent liability in connection with the modification of Junior Preferred warrants ( December 2023 Warrants) is recorded in the consolidated statement of operations within General and administrative expense. See Note 4, "Fair Value Measurements," for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Forge Global Holdings, Inc. (the “Company”) is a financial services platform headquartered in San Francisco, California. The Company offers a trusted trading platform, proprietary data, and insights to inform investment strategies, along with custody services to help companies, stockholders, institutions, and accredited investors confidently navigate and transact in the private market. The Company's scaled and integrated business model is at the nexus of the private market ecosystem, which it believes creates a sustaining competitive advantage fueling its customers' participation in the private market and the Company's growth.

On March 21, 2022 (the “Closing Date”), the Company consummated the Business Combination pursuant to the terms of the Agreement and Plan of Merger dated September 13, 2021 (the "Merger Agreement"), by and among Motive Capital Corp, a blank check company incorporated as a Cayman Islands exempted company in 2020 (“MOTV”), FGI Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of MOTV (“Merger Sub”), and Forge Global, Inc., a Delaware corporation (“Legacy Forge”). Pursuant to the Merger Agreement, on the Closing Date, immediately prior to the consummation of the Business Combination, MOTV changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware and changed its corporate name to "Forge Global Holdings, Inc." (the “Domestication”). On the Closing Date, Merger Sub merged with and into Legacy Forge (the "Merger"), with Legacy Forge surviving the Merger as a direct, wholly-owned subsidiary of the Company (together with the Merger, the Domestication, and the other transactions contemplated by the Merger Agreement, the “Business Combination”).

The Merger was accounted for as a reverse recapitalization with Legacy Forge being the accounting acquirer and MOTV as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the consolidated financial statements represents the accounts of Legacy Forge and its wholly owned subsidiaries as if Legacy Forge is the predecessor to the Company. The shares and net loss per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio (the "Exchange Ratio") as established by the Merger Agreement (each outstanding share of Legacy Forge Class A common stock was exchanged for 3.122931 shares of the Company’s common stock, including all shares of Legacy Forge preferred stock, which were converted to shares of Legacy Forge's Class A common stock immediately prior to the Merger). See Note 3, "Recapitalization" for additional information.

Forge Europe GmbH

In September 2022, the Company and Deutsche Börse Aktiengesellschaft (“DBAG,” a German company and together with the Company, the “Investors”) formed an entity, Forge Europe GmbH (“Forge Europe”), to further expand the Company’s business in the European market. Upon formation, the Investors contributed to Forge Europe an aggregate cash amount of $14.1 million (the “Cash Consideration”) and certain of the Company’s intangible assets (the “Noncash Consideration”). $4.6 million of the Cash Consideration was contributed by the Company and $9.5 million was contributed by DBAG. The Company has a majority ownership interest in Forge Europe and accounts for Forge Europe as a fully consolidated subsidiary. The remaining interest, held by DBAG (a related party of the Company), is reported as a noncontrolling interest in the consolidated financial statements.

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
Segment Information
The Company operates as a single operating segment and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, allocating resources and evaluating the Company’s financial performance. As of December 31, 2023 and 2022, long-lived assets located outside of the United States were not material.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant management estimates include collectability of accounts receivable, the fair value of financial assets and liabilities, the carrying value of long-lived assets and goodwill, the fair value of warrants, contingent liabilities, equity awards, share-based compensation expenses, including the determination of the fair value of the Company’s common stock prior to the Business Combination and the derived service period for the awards containing market-based vesting conditions, and the valuation of deferred tax assets. These estimates are inherently subjective in nature and, therefore, actual results may differ from the Company’s estimates and assumptions. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Further, the Company applies judgment in determining whether, directly or indirectly, it has a controlling financial interest in the Investment Funds, in order to conclude whether any of the Investment Funds must be consolidated.
The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2023. These estimates may change as new events occur and additional information is obtained, and related financial impacts will be recognized in the Company’s consolidated financial statements as soon as those events become known.
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
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, requiring certain assumptions and significant management judgment or estimation about the inputs a hypothetical market participant would use to value that asset or liability.

Liabilities Classified as Level 3

The Company classifies certain warrant liabilities within Level 3 of the fair value hierarchy and measures the liabilities at fair value using a binomial lattice model in a risk-neutral framework. Variables in the model include expected volatility, the risk-free rate of return, dividend yield, the fair value of the underlying security and the expected life of the instrument.

The Company classifies certain payment-dependent notes receivable and payment-dependent notes payable within Level 3 of the fair value hierarchy and estimates fair values of payment-dependent notes receivable and payment-dependent notes payable utilizing completed transactions made through the Company’s platform for the relevant private securities as well as mutual fund valuations of private companies as relevant data inputs.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of bank deposit accounts and investments in certain money market mutual funds.
Restricted Cash
The Company classifies all cash and cash equivalents that are not available for immediate or general business use as restricted in the accompanying consolidated balance sheets. This includes amounts set aside for restrictions of specific agreements. As of December 31, 2022, restricted cash is comprised of cash held for regulatory purposes for the trust and brokerage-related activities. As of December 31, 2023, restricted cash is comprised of cash held for regulatory purposes for the trust-related activities.
Accounts Receivable, Net
Accounts receivable consist of amounts billed and currently due from customers, which are subject to collection risk. Under Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments we estimate our allowance for credit losses using an aging method, disaggregated based on major revenue stream categories as well as other unique revenue stream factors. The allowance for credit losses is maintained at a level that we believe to be sufficient to absorb probable losses over the expected life in our accounts receivable portfolio. The allowance is based on several factors, including continuous assessments of risk characteristics, specific customer events that may impact its ability to meet its financial obligations, and other reasonable and supportable economic characteristics. Accounts receivable are written-off against the allowance for credit losses when collection efforts cease. The total allowance for credit losses netted against account receivables in the consolidated balance sheets was $1.1 million and $0.9 million as of December 31, 2023 and 2022, respectively.

Concentration of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk primarily comprise cash and cash equivalents and restricted cash, term deposits, payment-dependent notes receivable, and accounts receivable. Cash and cash equivalents and restricted cash may, at times, exceed amounts insured by the FDIC and the Securities Investor Protection Corporation, respectively. The Company performs periodic evaluations of the relative credit standing of these financial institutions to limit the amount of credit exposure. The Company has not experienced any losses on its deposits of cash and cash equivalents to date.
The Company’s exposure to credit risk associated with its contracts with holders of private company equity (“sellers”) and investors (“buyers”) related to the transfer of private securities is measured on an individual counterparty basis. Concentrations of credit risk can be affected by changes in political, industry or economic factors. To reduce the potential for risk concentration, the Company’s exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2023 and 2022, the Company did not have any material concentrations of credit risk outside the ordinary course of business.
As of December 31, 2023 and 2022, no customers accounted for more than 10% of the Company’s accounts receivable. No customer accounted for more than 10% of total revenue, less transaction-based expenses, for the years ended December 31, 2023, 2022, and 2021.
Internal-use Software and Equipment, Net
The Company capitalizes certain costs related to software developed for its internal-use. The costs capitalized include development of new software features and functionality and incremental costs related to significant improvement of existing software. Development costs incurred during the preliminary or maintenance project stages are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized using the straight-line method over the useful life of the software, which is typically three years, unless factors indicate a shorter useful life. Amortization begins only when the software becomes ready for its intended use. Costs incurred after the project is substantially completed and is ready for its intended purpose, such as maintenance and training costs, are expensed as incurred, unless related to significantly increasing the functionality of existing software.
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
Goodwill and Other Intangible Assets, Net
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but is tested for impairment annually on October 1, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators, or competition. Potential impairment indicators may also include, but are not limited to, (i) the results of the Company’s most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, (iii) declines in the Company’s market capitalization below its book value, and the magnitude and duration of those declines, (iv) a reorganization resulting in a change to the Company’s operating segments, and (v) other macroeconomic factors, such as increases in interest rates that may affect the weighted average cost of capital or volatility in the equity and debt markets. No impairment charges were recognized during the years ended December 31, 2023, 2022, and 2021.

Acquired intangible assets also consist of identifiable intangible assets, primarily software technology, launched IPR&D asset, website, trade name and customer relationships, resulting from business acquisitions. Finite-lived intangible assets are recorded at fair value on the date of acquisition and are amortized over their estimated useful lives. The Company bases the useful lives and related amortization expense on its estimate of the period that the assets will generate revenues or otherwise be used.
Leases
The Company categorizes leases at their inception or upon modification, if applicable. As of December 31, 2023 and 2022, the Company only has operating leases. For operating leases, the Company recognizes rent and occupancy on a straight-line basis, commencing on the date at which the property becomes available for the Company's use. For leases with a term greater than 12 months, the Company records the related right-of-use assets and operating lease liabilities at the present value of lease payments over the lease term. The Company does not separate lease and non-lease components of contracts for real estate property leases. Variable lease payments for common area maintenance, property taxes and other operating expenses are not included in the measurement of ROU assets and lease liabilities and are expensed as incurred.
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
The Company evaluates its subleases in which it is the sublessor to determine whether it is relieved of the primary obligation under the original lease. If it remains the primary obligor, the Company continues to account for the original lease as it did before the commencement of the sublease and records the sublease income based on the contract terms in other income in the consolidated statements of operations.
Payment-Dependent Notes
Payment-dependent notes receivable and payment-dependent notes payable represent financial instruments that are presented at fair value in the consolidated financial statements in accordance with Accounting Standards Codification ("ASC") 825, Fair Value Option for Financial Instruments. The Company enters into separate contracts with equity holders of private companies’ shares (“sellers”) and investors (“buyers”) that enable the transfer of private securities upon a specified event such as an initial public offering, merger, or acquisition involving the underlying company. The Company serves as an intermediary counterparty to both the buyer and the seller and earns transaction fee revenue by facilitating the execution of the transaction.
Contracts with buyers require the Company to facilitate the transfer of a fixed number of shares of the private securities from sellers upon occurrence of a specified event. Buyers are required to pay the selling price for shares purchased (“settlement amounts”) and transaction fee defined in the contracts into a distribution or escrow account upon notice by the Company.
Contracts with sellers require sellers to transfer the same amount and class of shares referenced in the contract between the Company and the corresponding buyers upon the occurrence of a specified event.
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
Warrant Liabilities
The Company recognizes certain warrant instruments as derivative liabilities in accordance with ASC 815, Derivatives and Hedging. See Notes 3 "Recapitalization", 4 "Fair Value Measurements", and 11 "Warrants" for additional information. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are redeemed, exchanged, expired or exercised. The Company will continue to adjust the warrant liability for changes in the fair value until the earlier of a) the exercise, exchange or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in-capital.
Revenue Recognition
The Company generates revenue from fees charged for the trading of private shares through its platform, and fees for account and asset management provided to customers. The Company disaggregates revenue by service type, as management believes that this level of disaggregation best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are impacted by economic factors. The Company recognizes revenue pursuant to ASC 606, Revenue from Contracts with Customers. The amount of revenue recognized reflects the consideration that the Company expects to receive in exchange for services. To achieve the core principle of this standard, the Company applied the following five steps:
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
All of the Company’s revenues are from contracts with customers. The Company is the principal in its contracts, with the exception of cash administration fees, in which the Company acts as an agent and records revenue from fees earned related to cash balances in customers’ custodial accounts. Contract assets represent amounts for which the Company has recognized revenue for contracts that have not yet been invoiced to our customers. The Company does not have any contract assets as of December 31, 2023 and 2022. Contract liabilities consist of deferred revenue, which relates to amounts invoiced in advance of performance under a revenue contract. The total contract liabilities of $0.4 million and $0.4 million as of December 31, 2023, and 2022, respectively, related to advance billings for data subscriptions, recorded in accrued expenses and other current liabilities on the consolidated balance sheets. The Company recognized $0.4 million of revenue during the year ended December 31, 2023 that was included in deferred revenue recorded in accrued expenses and other current liabilities at December 31, 2022. Each of our significant performance obligations and our application of ASC 606 to our revenue arrangements are discussed in further detail below:
Marketplace revenue (previously called placement fee revenue) — The Company maintains a platform which generates revenue through its Forge Markets offering with volume-based fees sourced from institutions, individual investors and private equity holders. The Company earns agency marketplace revenue in non-underwritten transactions, such as private placements of equity securities. The Company enters into arrangements with individual accredited customers or Investment

Funds to execute private placements in the secondary market. Marketplace revenue is charged by the Company for meeting the point-in-time performance obligation of executing a private placement on its platform. Placement fee rates are individually negotiated for each transaction and vary depending on the specific facts and circumstance of each agreement. These fees are event-driven and invoiced upon the closing of the transaction outlined in each agreement. These fees may be expressed as a dollar amount per share, a flat dollar amount, or a percentage of the gross transaction proceeds. The Company will receive marketplace revenue on these transactions and believes that its trade execution performance obligation is completed upon the placement and consummation of a transaction and, as such, revenue is earned on the transaction date with no further obligation to the customer at that time. The Company acts as a principal in the contract and recognizes marketplace revenue upon execution of a trade.

Custodial Administration Fees — The Company generates revenues from account maintenance fees, asset fees, transaction fees, and cash administration fees. The cash administration fees are based on prevailing interest rates and customer cash balances, and currently make up the majority of custodial administration fee revenue. The Company charges administration fees for its services in maintaining custodial accounts, including asset-based fees, which are determined by the number and types of assets in these accounts. Cash administration fees are based on cash balances within the custodial accounts and are assessed on the last day of the month. The Company also earns fees for opening and terminating accounts, and facilitating transactions, which are assessed at the point of transaction. Account and asset fees are assessed on the first day of the calendar quarter. Revenues from custodial administration fees are recognized either over time as underlying performance obligations are met and day-to-day maintenance activities are performed for custodial accounts, or at a point in time upon completion of transactions requested by custodial account holders.

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
Transaction-Based Expenses
Transaction-based expenses represent the fees incurred to support placement activities. These include, but are not limited to, third-party broker fees and transfer fees related to placement provided to brokerage customers to facilitate transactions and to a lesser extent those for fund management, and fund settlement expenses that relate to services provided to the Investment Funds.
Revenue by Geographic Location
For the years ended December 31, 2023, 2022, and 2021, revenue outside of the United States (including U.S. territories), based on customer billing address, was $4.7 million, $6.9 million, and $20.0 million, respectively.

Share-Based Compensation
The Company recognizes share-based compensation expense for all share-based awards, primarily stock options, restricted stock awards ("RSAs"), and restricted stock units ("RSUs"), based on the grant date fair value of the awards on a straight-line basis over the requisite service period of the awards, which is generally the award's vesting term. The fair value of stock options is determined using the Black-Scholes option pricing model and the fair value of RSAs and RSUs is based on the closing price of the Company's common stock on the grant date. Forfeitures are accounted for as they occur.
For all awards with a market-based conditions and certain awards with performance-based conditions, the Company uses a Monte Carlo simulation to determine the fair value and the derived service period at the grant date and recognizes share-based compensation expense using an accelerated attribution method when it becomes probable that the performance-based condition will be met.
Advertising and Market Development
Advertising costs are expensed as incurred and include advertising and trade shows. Advertising costs amounted to $2.3 million, $3.3 million, and $2.9 million for the years ended December 31, 2023, 2022, and 2021, respectively, and are included in advertising and market development in the consolidated statements of operations.
Income Taxes
The Company accounts for income taxes using the asset and liability method whereby deferred tax assets and liabilities are determined based on temporary differences between the basis used for financial reporting and income tax reporting purposes. Deferred income taxes are provided based on the enacted tax rates and laws that will be in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize those tax assets through future operations.
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
Foreign Currency
The Company's reporting and functional currency is the U.S. dollar ("USD"). For financial reporting purposes, the Company translates assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates on the balance sheet date, except for non-monetary assets and liabilities, which are measured at historical exchange rates. Revenue and expenses are translated using the average exchange rate for the period. Cumulative translation gains and losses are included in accumulated other comprehensive loss.
Comprehensive Loss
Comprehensive income or loss consists of Net income or loss and Other comprehensive income or loss. The Company's Other comprehensive income or loss is comprised of foreign currency translation gains and losses and changes in equity during a period from noncontrolling interests excluding those resulting from contributions and distributions to owners. Accumulated comprehensive loss, as presented in the consolidated financial statements consists of changes in unrealized gains and losses on foreign currency translation.
Net Loss Per Share Attributable to Common Stockholders
Prior to the Business Combination, the Company computed net loss per share using the two-class method required for participating securities. The two-class method required income attributable to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. All of the Company's participating securities, in the form of convertible preferred stock, were converted into common stock of the Company upon consummation of the Business Combination. The prior holders of convertible preferred stock had dividend rights in the event of a declaration of a dividend for shares of common stock. However, the participating securities did not contractually require the holders of such securities to participate in the Company’s losses. Accordingly, net loss for the years ended December 31, 2023, 2022, and 2021 was only allocated to the Company’s common stockholders.

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
Recent Accounting Pronouncements
In August 2023, the FASB issued ASU 2023-05 Business Combinations - Joint Venture Formations (“ASU 2023-05”), which addresses the accounting for contributions made to a joint venture. ASU 2023-05 requires joint ventures to measure all assets and liabilities upon formation at fair value. This guidance will be applied prospectively to all joint venture formations with a formation date on or after January 1, 2025. The Company is currently assessing the impact of the requirements on its consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to expand reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 applies to entities with a single reportable segment. Annual disclosures are required for fiscal years beginning after December 15, 2023. Interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented with early adoption permitted. The Company is currently assessing the impact of the requirements on its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to update income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively with early adoption permitted. The Company is currently assessing the impact of the requirements on its consolidated financial statements and disclosures.
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the year ended December 31, 2023 that are of significance or potential significance to us.
3. Recapitalization
As discussed in Note 1, "Organization and Description of Business," on the Closing Date, Legacy Forge completed the acquisition of MOTV and acquired 100% of MOTV’s shares and Legacy Forge received gross proceeds of $216.4 million, which included $7.9 million in proceeds from MOTV's trust and bank accounts, net of redemptions, $68.5 million in proceeds from the PIPE Investment (as defined below), and $140.0 million in proceeds from the A&R FPA (as defined below). The Company recorded $61.8 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Merger, of which $58.7 million was related to common stock issued during the Merger and was recorded as a reduction to additional paid-in capital. The remaining $3.1 million was related to issuance of Public and Private Placement Warrants, including warrants issued to A&R FPA investors, and was expensed immediately upon consummation of the Merger as acquisition-related transaction cost in the consolidated statements of operations. The cash outflows related to these costs were presented as financing activities in the Company’s consolidated statements of cash flows. Deferred offering costs were offset against proceeds upon accounting for the consummation of the Merger. In addition, upon closing of the Merger, certain executives received a one-time transaction bonus for an aggregate amount of $17.7 million, of which $12.2 million was to be paid to the executives in cash, and the remaining amount $5.5 million was offset against outstanding promissory notes that were due from these executives as of the Closing Date. The transaction bonus was included in compensation and benefits in the consolidated statements of operations for the year ended December 31, 2022. See Note 10, "Capitalization" for additional information.

On the Closing Date, each holder of MOTV Class A ordinary stock received one share of the Company’s common stock, par value 0.0001, for each MOTV Class A ordinary share held prior to the Merger, and each holder of MOTV Class B ordinary stock received one share of the Company’s common stock, par value 0.0001, for each MOTV Class B ordinary share held prior to the Merger. See Note 10, "Capitalization", and Note 11, "Warrants", for additional details of the Company’s stockholders’ equity prior to and subsequent to the Merger.
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
The Merger was accounted for as a reverse recapitalization with Legacy Forge as the accounting acquirer and MOTV as the acquired company for accounting purposes. Legacy Forge was determined to be the accounting acquirer since Legacy Forge's former management made up the majority of the Company's management team, Legacy Forge’s former management nominated or represented a majority of the Company’s board of directors, and Legacy Forge represented the majority of the continuing operations of the Company. Accordingly, all historical financial information presented in these consolidated financial statements represents the accounts of Legacy Forge and its wholly owned subsidiaries. Net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of Legacy Forge.
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

4. Fair Value Measurements

Financial instruments consist of cash equivalents, restricted cash, accounts receivable, term deposits, accounts payable, accrued liabilities, payment-dependent notes receivable, payment-dependent notes payable, and warrant liabilities. Cash equivalents, payment-dependent notes receivable, payment-dependent notes payable, term deposits, and warrant liabilities are stated at fair value on a recurring basis. Restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time these financial instruments are held to the expected receipt or payment date.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$130,132	$—	$—	$130,132
Term deposits (less than 90 days)	—	2,221	—	2,221
Payment-dependent notes receivable, non-current	—	—	5,593	5,593
Term deposits(1)(2)	—	7,694	—	7,694
Total financial assets	$130,132	$9,915	$5,593	$145,640

Payment-dependent notes payable, non-current	$—	$—	$5,593	$5,593
December 2023 warrants(3)	—	4,889	—	4,889
Private placement warrants	—	—	4,727	4,727
Total financial liabilities	$—	$4,889	$10,320	$15,209

(1) Included in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2023 and December 31, 2022.
(2) Includes $1.0 million term deposits required to fulfill the Company's obligations in connection with real estate lease agreements.
(3) On December 18, 2023, the then outstanding Junior Preferred Stock Warrants were modified and replaced with the December 2023 Warrants. See Note 8, "Commitments and Contingencies" and Note 11, "Warrants" for additional information.

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$149,139	$—	$—	$149,139
Payment-dependent notes receivable, non-current	—	—	7,371	7,371
Total financial assets	$149,139	$—	$7,371	$156,510

Payment-dependent notes payable, non-current	—	—	7,371	7,371
Junior preferred warrant liabilities	—	—	384	384
Private placement warrants	—	—	222	222
Total financial liabilities	$—	$—	$7,977	$7,977

The Company classifies money market funds within Level 1 of the fair value hierarchy because the Company values these investments using quoted market prices. The Company classifies term deposits as level 2 of the fair value hierarchy because the Company values these investments using observable market inputs without quoted market prices.
Payment-Dependent Notes Receivable and Payment-Dependent Notes Payable

The Company classifies payment-dependent notes receivable and payment-dependent notes payable within Level 3 of the fair value hierarchy if the underlying securities are equity of private companies whose regular financial and nonfinancial information is generally not available other than when it is publicly disclosed, or significant unobservable inputs are used to estimate fair value.

The Company estimates fair values of payment-dependent notes receivable and payment-dependent notes payable utilizing completed transactions made through the Company’s platform for the relevant private securities as well as mutual fund valuations of private companies as relevant data inputs.
Legacy Forge Warrant Liabilities

The Company's Legacy Forge warrant liabilities consisted of warrants to purchase Series B-1 preferred stock or subsequent round stock (the "Series B-1 Preferred Stock Warrants,") and Junior Preferred Stock Warrants (as defined below). The Company used a binomial lattice model in a risk-neutral framework to value Legacy Forge warrant liabilities for the year ended December 31, 2022 and a Black-Scholes option-pricing model to value the December 2023 Warrants for the year-end December 31, 2023. See Note 11, "Warrants", for additional information.

    Subsequent to the Merger, the Series B-1 Preferred Stock Warrants and Junior Preferred Stock Warrants were converted to common stock warrants. As a result, the Series B-1 Preferred Stock Warrants were remeasured at fair value prior to the conversion resulting in a change in fair value of $0.1 million for the year ended December, 31, 2022, which was recognized as a component of change in fair value of warrant liabilities within the consolidated statements of operations, and subsequently settled in additional paid-in capital as a result of the conversion to equity-classified common stock warrants.
The Junior Preferred Stock Warrants were remeasured at fair value prior to the conversion to common stock warrants, which did not result in a change in fair value as of the conversion date. These warrants were liability-classified after the conversion into the common stock warrants as the Company's obligation with respect to these warrants is capped at a fixed monetary amount and may be settled in a variable number of common shares.
On December 18, 2023, the then outstanding Junior Preferred Stock Warrants were modified and replaced with the "December 2023 Warrants". The December 2023 Warrants were issued at an exercise price of $3.9760 per share, with a cap of extended value of $5.0 million when net exercised, and without a cap when cash exercised. The Company calculated the fair value of the December 2023 Warrants using a Black-Scholes option-pricing model. The Company recorded changes in the fair value of the December 2023 Warrants of $2.0 million as change in fair value of warrant liabilities in the Company's consolidated statements of operations during the year ended December 31, 2023. Additionally, the Company recorded changes in fair value of the December 2023 Warrants attributable to the modification of $2.5 million as change in fair value of contingent liabilities within general and administrative expense in the Company's consolidated statements of operations during the year ended December 31, 2023. Under a net settlement of the December 2023 Warrants the number of shares issued would be variable when the fair value of the underlying shares exceeds a certain price. As a result, the Company concluded the warrants are not indexed to the Company's stock and remain liability-classified. See Note 8, "Commitments and Contingencies" and Note 11, "Warrants" for additional information. For the year-ended December 31, 2022 the Junior Preferred Stock Warrants were valued using a binomial lattice model in a risk-neutral framework.

The Company estimated the fair value of the Junior Preferred Stock Warrants (1) as of December 31, 2022, using the following key assumptions:

As of December 31,
2022
Fair value of underlying securities	$1.73
Expected term (years)	2.9
Expected volatility	46.1%
Risk-free interest rate	4.2%
Expected dividend yield	—%

Fair value per warrant	$0.15
(1) On December 18, 2023, the then outstanding Junior Preferred Stock Warrants were modified and replaced with the December 2023 Warrants and classified as level 2 in the fair value hierarchy.

The Company recorded changes in the fair value of the December 2023 Warrants and Junior Preferred Stock Warrant liability as follows (in thousands):

	For the years ended December 31,
	2023	2022	2021
Balance, January 1	$384	$5,000	$1,528
Change in fair value of warrant liability(1)	1,960	(3,829)	3,472
Change in fair value of contingent liability(2)	2,545	—	—
Issuance of common stock on warrant exercise	—	(787)	—
Balance, December 31	$4,889	$384	$5,000

(1) The change in fair value of warrant liability is recorded in the consolidated statement of operations within Change in fair value of warrant liabilities.
(2) The change in fair value of contingent liability in connection with the modification of the Junior Preferred Stock Warrants to the December 2023 Warrants is recorded in the consolidated statement of operations within General and administrative expense.

Private Placement Warrants
The Company classifies the Private Placement Warrants within Level 3 due to the valuation technique used to estimate fair value. To estimate the fair value of Private Placement Warrants, the Company used a binomial lattice model in a risk-neutral framework. The Private Placement Warrant liabilities were remeasured at fair value as of December 31, 2023 which resulted in a $4.5 million loss recognized as a component of change in fair value of warrant liabilities within the consolidated statements of operations for the year ended December 31, 2023. The significant assumptions used in the analysis were as follows for the years as of December 31, 2023 and 2022 respectively:

	As of December 31,
	2023	2022
Fair value of underlying securities	$3.43	$1.73
Expected term (years)	3.2	5.0
Expected volatility	117.0%	44.6%
Risk-free interest rate	4.0%	4.1%
Expected dividend yield	—%	—%

Fair value per warrant	$0.64	$0.03

The Company recorded changes in the fair value of the liability related to the Private Placement Warrant as of December 31, 2023, and 2022, respectively in the following amounts (in thousands):

	For the years ended December 31,
	2023	2022
Balance, January 1	$222	$—
Assumption of Private Placement Warrants	—	4,875
Change in fair value of warrant liability(1)	4,505	(4,653)
Issuance of common stock on warrant exercise	—	—
Balance, December 31	$4,727	$222

(1) The change in fair value of warrant liability is recorded in the consolidated statement of operations within Change in fair value of warrant liabilities.

Transfers Into and Out of Level 3
The Company transfers financial instruments out of Level 3 on the date when underlying input parameters are readily observable from existing market quotes. The December 2023 Warrants were transferred from Level 3 to Level 2 upon modification as these warrants are valued using a Black-Scholes Option pricing model using observable market inputs. For payment-dependent notes payable and receivable, transfers from Level 3 to Level 1 generally relate to a company going public and listing on a national securities exchange. During the year ended December 31, 2023, there were no transfers of payment-dependent notes payable and receivable into or out of Level 3. During the year ended December 31, 2022 the transfer of Private Placement Warrants from Level 2 to Level 3 was due to the redemption and exercises of the Public Warrants which resulted in the lack of an identical instrument with a quoted price. See Note 11, "Warrants," for additional information.
The following tables provide reconciliation for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022 (in thousands):

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2022	$7,371	$7,977
Change in fair value of payment-dependent notes receivable	(1,778)	—
Change in fair value of Private Placement Warrants	—	4,505
Change in fair value of payment-dependent notes payable	—	(1,778)
Change in fair value of December 2023 Warrants(1)	—	721
Transfer of December 2023 Warrants out of Level 3 to Level 2(2)	—	(1,105)
Balance as of December 31, 2023	$5,593	$10,320

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2021	$13,453	$21,297
Change in fair value of payment-dependent notes receivable	(6,082)	—
Transfer of Private Placement Warrants out of Level 2 to Level 3(2)	—	20,461
Change in fair value of Series B-1 Preferred Stock Warrant liability	—	106
Exercise of Junior Preferred Stock Warrants	—	(653)
Settlement of Series B-1 Preferred Stock Warrant Liability via conversion to equity-classified common stock warrants	—	(2,950)
Change in fair value of Junior Preferred Stock Warrants	—	(3,963)
Change in fair value of payment-dependent notes payable	—	(6,082)
Change in fair value of Private Placement Warrants	—	(20,239)
Balance as of December 31, 2022	$7,371	$7,977
(1) On December 18, 2023, the then outstanding Junior Preferred Stock Warrants were modified and replaced with the December 2023 Warrants. See Note 8, "Commitments and Contingencies" and Note 11 "Warrants," for additional information.
(2) Transfers into/out of the Level 3 classification are reflected at beginning-of-reporting period fair values in which the instrument transferred into or out of Level 3. The December 2023 Warrants transferred out of Level 3 classification on December 18, 2023. The Private Placement Warrants transferred into Level 3 classification on July 11, 2022.

5. Consolidated Other Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2023	2022
Term deposits	$7,694	$—
Prepaid insurance	1,084	3,250
Prepaid software	1,484	1,406
Other prepaid expenses	801	1,546
Other current assets	2,190	2,177
Prepaid expenses and other current assets	$13,253	$8,379
Internal-Use Software, Property and Equipment, Net
Internal-use software and property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2023	2022
Capitalized internal-use software	$9,000	$9,605
Computer equipment	125	66
Furniture and fixtures	485	426
Leasehold improvements	866	387
	$10,476	$10,484
Less: accumulated depreciation and amortization	(5,284)	(2,485)
Total	$5,192	$7,999

For the years ended December 31, 2023, 2022, and 2021, the Company recorded depreciation expense related to property and equipment amounting to $0.2 million, $0.2 million, and $0.4 million, respectively. For the years ended December 31, 2023, 2022, and 2021 the Company also recorded impairment loss of $0.0 million, $0.2 million, and $0.0 million, respectively, primarily related to leasehold improvements and furniture and fixtures due to the impairment of a right-of-use asset following a sublease included in general and administrative expense within the consolidated statements of operations. See Note 7, "Leases," for additional information.
For the years ended December 31, 2023, 2022, and 2021, the Company recorded amortization expense on capitalized internal-use software placed in service of $2.8 million, $1.8 million, and $0.2 million, respectively. The Company recorded $0.6 million, $0.0 million and $0.0 million of impairment loss for developed software that was put into service but will no longer be used, included in general and administrative expense within the consolidated statements of operations, for the years ended December 31, 2023, 2022, and 2021, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2023	2022

Accrued professional services	$3,166	$1,299
Accrued taxes and deferred tax liabilities	1,479	1,006
Common stock unvested liability	223	589
Other current liabilities	3,993	3,527
Total	$8,861	$6,421

6. Goodwill and Intangible Assets, Net
The components of goodwill, intangible assets and accumulated amortization are as follows (in thousands):

	As of December 31, 2023
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Goodwill from acquisitions	Indefinite	$120,948	$—	$120,948
Finite-lived intangible assets:
Developed technology	0.8 years	13,200	(10,820)	2,380
Customer relationships	5.4 years	7,507	(3,669)	3,838
Launched IPR&D assets	2.7 years	960	(431)	529
Total finite-lived intangible assets		21,667	(14,920)	6,747
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total goodwill and intangible assets		$144,839	$(14,920)	$129,919

	As of December 31, 2022
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Goodwill from acquisitions	Indefinite	$120,948	$—	$120,948
Finite-lived intangible assets:
Developed technology	1.8 years	13,200	(8,035)	5,165
Customer relationships	6.1 years	7,507	(2,677)	4,830
Trade name	0.0 years	320	(320)	—
Launched IPR&D assets	3.7 years	960	(240)	720
Total finite-lived intangible assets		21,987	(11,272)	10,715
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total goodwill and intangible assets		$145,159	$(11,272)	$133,887
Amortization expense related to finite-lived intangible assets for the years ended December 31, 2023, 2022, and 2021 was $4.0 million, $4.0 million, and $4.8 million, respectively, was included in depreciation and amortization in the accompanying consolidated statements of operations.

The table below presents estimated future amortization expense for finite-lived intangible assets as of December 31, 2023 (in thousands):

Amount
2024	$3,462
2025	802
2026	754
2027	610
2028	610
Thereafter	509
Total	$6,747
7. Leases
The Company leases real estate for office space under operating leases.
As of December 31, 2023, the remaining lease terms varied from 0.75 years to 2.00 years. For one of its leases, the Company has an option to extend the lease term for a period of 3 years. This renewal option is not considered in the remaining lease term because it is not reasonably certain that the Company will exercise such option.
Operating lease expense, included in rent and occupancy in the consolidated statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease expense	$3,651	$4,182	$3,023
Variable lease expense	924	598	489
Total operating lease expenses (1)	$4,575	$4,780	$3,512

Sublease income (2)	$784	$689	$175
(1) Operating lease expense is included in rent and occupancy in the consolidated statements of operations.
(2) Sublease income is included in other income (expenses), net in the consolidated statements of operations.

The table below presents additional information related to the Company’s operating leases (in thousands):

	As of December 31,
	2023	2022
Operating lease right-of-use assets	$4,308	$5,706
Operating lease liabilities, current	$2,516	$3,896
Operating lease liabilities, noncurrent	$2,707	$3,541
Weighted-average remaining lease term (in years)	1.9	2.6
Weighted-average discount rate	7.0%	6.0%

Future undiscounted lease payments under operating leases as of December 31, 2023 were as follows (in thousands):

	Lease Payment Obligation	Sublease Income	Net Lease Obligation
2024	$2,810	$(360)	$2,450
2025	2,811	(210)	2,601
Total undiscounted lease payments	$5,621	$(570)	$5,051
Less: imputed interest	(398)
Present value of future lease payments	5,223
Less: operating lease liabilities, current	2,516
Operating lease liabilities, noncurrent	$2,707

As of December 31, 2023, the Company has entered into a lease which has not yet commenced and is therefore not part of the right-of-use asset and liability. This lease has undiscounted future payments of $5.5 million and will commence when the Company obtains possession of the underlying leased asset. Commencement date for this lease is March 8, 2024.
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

8. Commitments and Contingencies
The Company is subject to claims and lawsuits in the ordinary course of business, including arbitration, class actions and other litigation, some of which include claims for substantial or unspecified damages. The Company is also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. The Company reviews its lawsuits, regulatory inquiries and other legal proceedings on an ongoing basis and provides disclosures and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management’s best estimate when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If no amount within the range is considered a better estimate than any other amount, an accrual for losses is recorded based on the bottom amount of the range. The Company's accrual for probable and estimable loss contingencies was $1.9 million and $0.5 million as of December 31, 2023 and 2022, and is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and expensed in general and administrative expenses in our consolidated statements of operations. We estimate the range of reasonably possible losses above amounts that have been recorded at $0.1 million to $10.5 million as of December 31, 2023.
Legal Proceedings
On January 7, 2022, Erika McKiernan, in her capacity as Stockholder Representative for the former stockholders of SharesPost, filed a lawsuit against the Company in the Court of Chancery of the State of Delaware, asserting claims in connection with the Agreement and Plan of Merger, dated as of May 10, 2020, by and among the Company, SharesPost, Thanksgiving Merger Sub, Inc., and Erika McKiernan as the Stockholder Representative, as amended on November 6, 2020 (the "SharesPost Merger Agreement”). In general, the complaint asserted breaches of the SharesPost Merger Agreement and sought declaratory judgements establishing those breaches. In December 2023, the parties agreed to settle this matter resulting in a cash payment of $0.3 million, the release of shares of the Company's common stock that had been held in escrow, and modification of the Junior Preferred Stock Warrants. See Note 11, "Warrants" for more information.

On March 29, 2023, the Company was named as a defendant in a lawsuit brought by an alleged former warrant holder of the Company, in a case captioned Alta Partners, LLC v. Forge Global Holdings, Inc., No. 1:23-cv-2647 in the United States District Court for the Southern District of New York. On June 21, 2023, Plaintiff filed an amended complaint in the action. Plaintiff’s allegations include breaches of the Warrant Agreement dated December 15, 2020, breach of the implied covenant of good faith and fair dealing, and violation of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"). Plaintiff’s complaint seeks, among other things, an award of money damages. On July 12, 2023, the Company filed a partial motion to dismiss in the action. On March 13, 2024, the court issued an opinion and order in connection with the motion to dismiss dismissing certain of the breach of contract claims, certain of the Section 11 claims, and the breach of the implied covenant of good faith and fair dealing claim. The court has set an initial pretrial conference for the parties for April 11, 2024. The Company disputes Plaintiff’s claims and intends to defend the suit vigorously. Our accrual and range of reasonably possible loss in excess of such accrual with respect to this matter is included in the amounts referenced above.

The Company is involved in a legacy matter arising prior to the Company’s October 2019 acquisition of IRA Services, Inc. On May 6, 2019, IRA Services, Inc. was named as a defendant in a matter (see Todd Allen Yancey v. Edwin Blue, et al., case no. 19-civ-0251, as amended) alleging claims including conversion, breach of oral contract, breach of fiduciary duty, and fraudulent misrepresentation. Trial proceedings in this matter began on March 18, 2024. The Company believes the claims are without merit. The Company is unable to predict the outcome to resolve this action but any loss in connection with this matter would first be applied against the escrow.

401(k) Plan
The Company has established a tax-qualified retirement plan under Section 401(k) of the Code for all of its U.S. employees, including executive officers, who satisfy certain eligibility requirements, including requirements relating to age and length of service. The Company matches 2% of every dollar contributed to the plan by employees, including executive officers, up to a maximum of $6,600. During the years ended December 31, 2023, 2022, and 2021, the Company recorded 401(k) contribution expense related to the defined contribution plan of $0.9 million, $1.0 million, and $0.5 million, respectively, in compensation and benefits in the Company’s consolidated statements of operations.
Non-Cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for its operating leases, software products, and services. As of December 31, 2023, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer, excluding operating lease obligations (see Note 7, "Leases," for additional information) as follows (in thousands):

Amount
2024	$1,969
2025	1,972
2026	2,222
2027	1,231
Thereafter	—
Total	$7,394

9. Regulatory
We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from its subsidiaries. Forge Securities LLC ("Forge Securities"), a wholly-owned subsidiary of the Company, is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, Forge Securities is subject to the minimum net capital requirements promulgated by the SEC and has elected to calculate minimum capital requirements using the basic method permitted by Rule 15c3-1. As of December 31, 2023, Forge Securities had net capital of $14.0 million which was $13.6 million in excess of its required net capital of $0.4 million. As of December 31, 2022, Forge Securities had net capital of $12.4 million which was $12.2 million in excess of its required net capital of $0.3 million.

Forge Trust Co., a wholly-owned subsidiary of the Company, is subject to South Dakota state trust regulatory requirements. South Dakota state legislature 51A-61-19.2 requires public trust companies registered within the state boundaries to pledge funds for the security of the trust creditors. Forge Trust Co. had $1.1 million and $1.0 million pledged on behalf of trust creditors as of December 31, 2023 and 2022, respectively; the pledges are reported in restricted cash and cash equivalents on the consolidated balance sheet.

10. Capitalization
Pre-Merger Common Stock
Prior to the Merger, Legacy Forge was authorized to issue up to 257,968,554 shares of its capital stock, of which 171,153,360 shares were designated as Class AA common stock ("Legacy Forge Class AA common stock").
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
In connection with the Merger, on the Closing Date, the Company amended and restated its certificate of incorporation to authorize 2,100,000,000 shares of capital stock, consisting of (i) 2,000,000,000 shares of common stock, par value $0.0001 per share and (ii) 100,000,000 shares of preferred stock. The holders of common stock have exclusive voting power. Each share of common stock is entitled to one vote per share. The Company’s board of directors has the authority to issue shares of preferred stock in one or more series and to determine the preferences, privileges, and restrictions, including voting rights, of those shares. Upon the consummation of the Business Combination, the Company’s common stock and warrants began trading on the NYSE under the symbol “FRGE” and “FRGE WS”, respectively. On July 11, 2022, the remaining Public Warrants were redeemed and delisted from the NYSE (see Note 11, "Warrants").
As of December 31, 2023, the Company had authorized 2,000,000,000 and 100,000,000 shares of common stock and preferred stock, respectively, and the Company had 176,899,814 shares of common stock and no shares of preferred stock issued and outstanding.
Settlement of Nonrecourse Related-Party Promissory Notes
In connection with the Merger, the Company entered into a loan offset agreement with certain executives (the “Loan Offset Agreement”) as a result of outstanding promissory notes that were due from such executives as of the Closing Date. As a result of the Loan Offset Agreement, the Company agreed to offset the after-tax value of the transaction bonus that the executives received in connection with the Merger against the entire outstanding balance of the nonrecourse promissory notes, including any unpaid interest, as of one day immediately prior to the Closing Date. See Note 3, "Recapitalization," for additional information. The total amount of outstanding promissory notes that were offset against the transaction bonus was $5.5 million, which included $1.3 million related to unvested shares included in accrued expenses and other current liabilities in the consolidated balance sheets. The related bonus expense was recorded as compensation and benefits in the consolidated statements of operations for the year ended December 31, 2022.
11. Warrants
Warrants to Purchase Series B-1 Convertible Preferred Stock or Subsequent Round Stock
In May 2020, Legacy Forge entered into a Note and Warrant Purchase Agreement with investors pursuant to which it issued certain convertible notes (the “2020 Convertible Notes”). In connection with the issuance of the 2020 Convertible Notes, the note holders entered into a Note and Warrant Purchase Agreement for the options to purchase shares based on coverage of 5% of the 2020 Convertible Notes principal amounts (the “May 2020 Warrants”). The note holders could purchase either (i) the Series B-1 convertible preferred stock of Legacy Forge at Series B-1 price of $3.9760 or (ii) any subsequent round stock of Legacy Forge at the subsequent round price. The May 2020 Warrants have a five-year contractual life and may be exercised at any time during that period.
In October 2020, Legacy Forge entered into a Warrant to Purchase Shares of Preferred Stock Agreement with investors for the options to purchase a coverage amount of $3.5 million in shares (the “October 2020 Warrants”). The investors were granted the right to purchase either the Series B-1 convertible preferred stock of Legacy Forge at Series B-1 price of $3.9760 or (ii) any subsequent round stock of Legacy Forge at the subsequent round price. The October 2020 Warrants have a ten-year contractual life and may be exercised at any time during that period.
Prior to the Merger, the May 2020 Warrants and October 2020 Warrants (collectively, the "2020 Warrants") were classified as warrant liabilities in the consolidated balance sheets. Legacy Forge remeasured the 2020 Warrants at each balance sheet date to their fair value. See Note 4, "Fair Value Measurements" for additional information. Subsequent to the Merger, the 2020 Warrants were converted to Legacy Forge's common stock warrants. As a result, the 2020 Warrants were adjusted to fair value prior to the conversion, and then settled in additional paid-in capital as a result of the conversion to equity-classified common stock warrants. During the years ended December 31, 2022 and 2021, the Company recorded fair value adjustments of $0.1 million and $2.6 million for the 2020 Warrants, respectively, in change in fair value of warrant liabilities in the consolidated statements of operations.
Warrants to Purchase Junior Preferred Stock
In November 2020, in connection with the SharesPost acquisition, Legacy Forge issued a total of 3,122,931 warrants (the “Junior Preferred Stock Warrants”) to purchase shares of Legacy Forge's Junior Preferred Stock at an exercise price of $3.9760 per share, with a cap of extended value of $5.0 million. The Junior Preferred Stock Warrants have a five-year contractual life and may be exercised at any time during that period.
Prior to the Merger, the warrants were classified as a liability in the consolidated balance sheets, as the Company's obligation with respect to these warrants was capped at a fixed monetary amount of $5.0 million and could be settled in a variable number of common shares. The Company remeasured the warrants at each balance sheet date using a hybrid method. See Note 4, "Fair Value Measurements" for additional information. Subsequent to the Merger, the Junior Preferred Stock Warrants were converted to the Company's common stock warrants. As a result, the Junior Preferred Stock Warrants were adjusted to fair value prior to conversion and remained classified as a liability.
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
In December 2023, the Company modified a total of 2,631,146 Junior Preferred Stock Warrants (the "December 2023 Warrants"). The December 2023 Warrants were issued at an exercise price of $3.9760 per share, with a cap of extended value of $5.0 million when net exercised, and without a cap when cash exercised. The December 2023 Warrants remain classified as a liability See Note 8, "Commitments and Contingencies" for additional information.
    For the December 2023 Warrants and the Junior Preferred Stock Warrants, The Company recorded a loss of $2.0 million, a gain of $4.0 million and a loss of $3.5 million as change in fair value of warrant liabilities in the Company's consolidated statements of operations during the years ended December 31, 2023, 2022, and 2021, respectively. Additionally, the Company recorded $2.5 million as change in fair value of contingent liabilities within general and administrative expense in the Company's consolidated statements of operations during the year ended December 31, 2023 to capture the incremental expense related to the warrant modification.
Public Warrants and Private Placement Warrants

As the accounting acquirer, Legacy Forge was deemed to have assumed 7,386,667 warrants for Class A common stock that were held by Motive Capital Funds Sponsor, LLC (the “Sponsor”) at an exercise price of $11.50 (the "Private Placement Warrants"), 13,799,940 Class A common stock warrants held by MOTV's stockholders at an exercise price of $11.50 ("Public Warrants"), and 4,666,664 Public Warrants at an exercise price of $11.50 that were issued in connection with the A&R FPA that was consummated upon the Closing Date. The warrants are exercisable subject to the terms of the warrant agreement, including but not limited to, the Company having an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"), covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. The warrants expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.
Subsequent to the Merger, the Private Placement Warrants and Public Warrants met liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, the Private Placement Warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to the entity's own stock. Therefore, these warrants are classified as liabilities on the consolidated balance sheets.
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
In connection with the Redemption, 1,994,790 Public Warrants were exercised at an exercise price of $11.50 per share of common stock, for an aggregate of 1,994,790 common shares. Total cash proceeds generated from such exercises were $22.9 million. The change in fair value of the warrant liabilities was recorded through the date of exercise as a change in fair value of warrant liabilities within the consolidated statements of operations. Additionally, the fair value of the warrant liability as of the exercise date of $0.7 million was reclassified to additional paid-in capital within the consolidated balance sheets.
    On July 11, 2022, the remaining 16,471,814 Public Warrants still outstanding were redeemed at a price of $0.01 per Public Warrant for an aggregate cash payment from the Company of $0.2 million. On July 11, 2022, the Public Warrants were delisted from the NYSE.
12. Share-Based Compensation
Prior Stock Plan
In March 2018, Legacy Forge adopted its 2018 Equity Incentive Plan (as amended from time to time, the “2018 Plan”), which provided for grants of share-based awards, including stock options, restricted stock awards (“RSAs”), and other forms of share-based awards. The 2018 Plan was terminated in March 2022 in connection with the adoption of the 2022 Stock Option and Incentive Plan (the “2022 Plan”). Accordingly, no shares are available for future grants under the 2018 Plan following the adoption of the 2022 Plan.
2022 Plan
In March 2022, prior to and in connection with the Merger, the Company adopted the 2022 Plan, which provides for grants of share-based awards, including stock options, restricted stock units (“RSUs”), and other forms of share-based awards. The Company authorized 18,076,331 shares of common stock for the issuance of awards under the 2022 Plan. In addition, the number of shares of common stock reserved and available for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2023 and on each January 1 thereafter and ending on the tenth anniversary of the adoption date of the 2022 Plan, in an amount equal to (i) 3% of the outstanding number of shares of common stock of the Company on the preceding December 31, or (ii) a lesser number of shares as approved by the Company's board of directors.
2022 Employee Stock Purchase Plan
In March 2022, prior to and in connection with the Merger, the Company adopted the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP authorizes the issuance of 5,797,609 shares of common stock under purchase rights granted to the Company's employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each year, beginning on January 1, 2023 and each January 1 thereafter until the 2022 ESPP terminates according to its terms, by the lesser of (i) 4,072,000 shares of common stock, or (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31. The Company's board of directors may determine that such increase will be less than the amount set forth in (i) and (ii) above.
Reserve for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	As of December 31,
	2023	2022
Warrants to purchase common stock	3,282,652	3,282,652
Stock options issued and outstanding under 2018 Plan(1)	7,813,366	12,853,072
Shares available for grant under 2022 Plan(2)	2,052,669	3,310,803
RSUs issued and outstanding under 2022 Plan	17,434,138	10,884,476
Shares available for grant under 2022 ESPP	5,797,609	4,072,000
Outstanding Private Placement Warrants	7,386,667	7,386,667
Total shares of common stock reserved	43,767,101	41,789,670

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
Stock Compensation
The share-based compensation expense for the periods indicated below are as follows (in thousands):

	Year ended December 31
	2023	2022	2021
RSUs	$29,573	$40,113	$—
Stock options	4,761	16,820	7,030
RSAs	—	371	890
Secondary sales of common stock	—	—	4,311
Pre-close issuance of common stock for services	—	621	—
Total share-based compensation	$34,334	$57,925	$12,231

Unrecognized share-based compensation expense for unvested RSUs and stock options granted and outstanding as of December 31, 2023 was $40.7 million and $4.3 million, which will be recognized over a weighted-average period of 1.9 years and 1.4 years, respectively.
Stock Options
Stock options generally vest over four years and expire ten years from the date of grant. Vested stock options generally expire three months to five years after termination of employment. Stock option activity during the year ended December 31, 2023, consisted of the following (in thousands, except for share and per share data):

	Stock options	Weighted-Average Exercise Price	Weighted-Average Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	15,712,434	$2.19	9.2	$120,491
Exercised	(1,227,310)	0.88
Cancelled/Forfeited/Expired	(1,632,052)	1.67
Balance as of December 31, 2022	12,853,072	$2.39	7.0	$7,055
Exercised	(1,268,982)	0.64
Cancelled/Forfeited/Expired(1)	(3,770,724)	3.64
Balance as of December 31, 2023	7,813,366	$2.06	6.0	$14,942

Vested and exercisable as of December 31, 2023	6,599,883	$1.93	5.8	$13,272
(1) Effective June 15, 2023, the Company cancelled the CEO Option (as defined below), which was granted under the 2018 Plan. As a result of such cancellation, the 3,122,931 shares of common stock underlying the CEO Option became available for future awards under the 2022 Plan.
There were no stock options granted during the years ended December 31, 2023 and 2022. The weighted-average grant date fair value of stock options granted during the year ended December 31, 2021 was $2.90 per share. The total grant date fair value of stock options vested during the years ended December 31, 2023, 2022, and 2021 was $4.9 million, $13.0 million and $4.0 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $2.4 million, $5.1 million and $14.2 million, respectively.
Early Exercised Options
Under the 2018 Plan, certain stock option holders may have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the option holders, until the options are fully vested. As of December 31, 2023 and December 31, 2022, the cash proceeds received for unvested shares of common stock recorded within accrued expenses and other current liabilities in the consolidated balance sheets were $0.2 million and $0.6 million, respectively, which will be transferred to additional paid-in capital upon vesting.
Performance and Market Condition Options
In May 2021, Legacy Forge’s board of directors granted the Chief Executive Officer a performance and market condition-based option covering 3,122,931 shares of Legacy Forge's Class AA common stock with an exercise price of $3.9760 per share (the "CEO Option"). The awards vest only upon the satisfaction of (1) certain performance conditions, which is the occurrence of an IPO, merger with a SPAC, or a secondary sale for total proceeds of at least $250.0 million, and (2) a market condition, which is holders of Legacy Forge's B-1 convertible preferred stock having realized (i) aggregate exit proceeds with fair market value of at least $9.94, $14.91, and $19.88 per share (the “Share Price Thresholds”); and (ii) an aggregate interest rate compounded annually which, when used as the discount rate to calculate the net present value, with respect to the occurrence of an IPO, merger with a SPAC or acquisition, that is equal to or greater than 20.0%, 30.0% and 35.0% (the “IRR Thresholds,” and together with the Share Price Thresholds, the “Aggregate Exit Proceeds Thresholds”). Upon consummation of the Business Combination, the performance condition was met and the Company recorded cumulative catch-up compensation expense of $4.6 million in the year ended December 31, 2022.
Effective June 15, 2023, and pursuant to approval by the Company's stockholders at the Company's 2023 annual stockholder meeting held on June 14, 2023 (the "Annual Meeting"), the Company cancelled the CEO Option and concurrently granted a market-based RSU award (the “CEO RSU”) representing the right to receive up to 2,339,030 shares of the Company’s common stock under the 2022 Plan based on the achievement of three specified stock price performance metrics. The CEO RSU is divided into three tranches that will vest if the average closing price of the Company’s common stock meets or exceeds $4.00, $8.00, or $12.00 for any trailing 20 trading day period. The CEO RSU will be forfeit when the Chief Executive Officer ceases to provide services to the Company.
The Company concluded that the cancellation of the CEO Option and the concurrent grant of a replacement award, the CEO RSU, was accounted for as a modification of the terms of the cancelled award. The vesting condition in connection with the achievement of a target price per common stock share qualifies as a market condition, and the condition related to continuous service as the Chief Executive Officer qualifies as a service condition. The total incremental costs related to the cancelled CEO Option and reissued CEO RSU was $0.3 million. Total compensation expense recognized for the CEO Option and CEO RSU, including incremental costs related to the modification, in the years ended December 31, 2023, 2022, and 2021 was $0.7 million, $6.3 million, and $0.0 million, respectively. As of December 31, 2023, the market condition had not been met and none of the CEO RSU was vested.
Options Granted to Directors
In July 2021, Legacy Forge’s board of directors granted options to certain members of the board (the "Board Performance Options") in connection with their services to purchase 499,669 shares of Legacy Forge's Class AA common stock at exercise price of $5.43 per share. Subject to the option agreement, the options vested in full and became exercisable immediately prior to the Closing Date. The Company recorded $1.2 million of share-based compensation expense related to the Board Performance Options during the year ended December 31, 2022.
RSUs
The Company’s RSUs are convertible into shares of the Company’s common stock upon vesting on a one-to-one basis, and generally contain time-based vesting conditions. RSUs granted to certain executives (the “Executive Retention

RSUs”) also contain market-based vesting conditions (the "Executive Retention RSUs") or performance-based vesting conditions (the "Executive Performance RSUs"). The RSUs generally vest over the service period of one to four years.
RSU activity during the year ended December 31, 2023 was as follows:

	Total RSUs	Time-based	Performance-based	Market-based	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2021	—	—	—	—	$—
Granted	11,521,853	9,662,716	—	1,859,137	10.82
Vested	(445,503)	(144,094)	—	(301,409)	18.82
Forfeited	(498,037)	(347,333)	—	(150,704)	20.24
Unvested as of December 31, 2022	10,578,313	9,171,289	—	1,407,024	$10.04
Granted(1)	12,199,830	8,055,250	1,805,550	2,339,030	1.64
Vested(2)	(3,552,392)	(3,083,382)	—	(469,010)	10.09
Forfeited	(1,791,613)	(1,791,613)	—	—	8.72
Unvested as of December 31, 2023	17,434,138	12,351,544	1,805,550	3,277,044	$4.30

(1) In connection with the cancellation of the CEO Option, the Company granted 2,339,030 market-based RSUs. See Performance and Market Condition Options above for additional information.
(2) Common stock has not been issued in connection with 69,987 vested RSUs because such RSUs were unsettled as of December 31, 2023.
The total grant date fair value of shares vested during the years ended December 31, 2023 and 2022 was $35.4 million and $8.4 million, respectively.
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
The RSU Measurement Period is equal to 20 trading days within any 30 trading day period commencing upon the expiration of a six month lock-up period following the Merger. As of December 31, 2023 the lock-up period has expired.
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

The derived service period for the first, second, and third tranche of the Executive Retention RSUs was 0.40 years, 0.40 years, and 1.80 years, respectively.
469,010 Executive Retention RSUs were vested as of December 31, 2023. During the years ended December 31, 2023 and 2022, the Company recognized share-based compensation expense of $5.3 million and $24.3 million, respectively. Unrecognized share-based compensation expense for unvested Executive Retention RSUs as of December 31, 2023 was $1.1 million, which is to be recognized over a weighted-average period of 0.2 years.
Executive RSUs
On April 24, 2023, the Compensation Committee and the board of directors granted a total of 4.9 million RSUs to certain executives. 3.1 million of the RSUs granted are subject to time-based vesting conditions (the "Time-Based RSUs") and 1.8 million of the RSUs granted are subject to performance-based vesting conditions upon certification by the Compensation Committee and the Company's Board of Directors, in addition to time-based vesting conditions (the "Performance-Based RSUs," and together with the Time-Based RSUs, the "Executive RSUs"). The fair value per share for the Executive RSUs was determined by reference to the market price of the Company's shares at the date of the grant, which was $1.46 per share. On January 31, 2024, the performance-based vesting conditions of the Performance-Based RSUs were certified by the Compensation Committee and the board of directors based on the extent of achievement of the Company's revenue goals for the fiscal year ended December 31, 2023. Accordingly, the Performance-Based RSUs will vest in accordance with their terms, subject to the applicable executive's continued service through each applicable vesting date.
Modifications
During the year ended December 31, 2022, the Company modified options of five of its employees in connection with terminations of their employment and subsequent transition to service providers under consulting agreements. Under the terms of ASC 718 these employees were not obliged to perform substantive consulting services to the Company for the continued vesting of their options. The Company recognized incremental share-based compensation expense as the difference between the fair value of the options before and after the modifications.
The Company calculated the fair value of the options before and after modification using current valuation inputs including the Company’s stock price of $3.79 - $17.71, a volatility metric 38.4% - 48.1%, a risk-free interest rate of 0.9% - 3.6% and an expected life 1.0 - 5.5 years. The incremental fair value of the options resulting from the modifications was $2.2 million that was recognized as part of the share-based compensation expense during the year ended December 31, 2023.
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
In June 2023, the Company cancelled the CEO Option and concurrently granted the CEO RSU. See Performance and Market Condition Options above for additional information.

13. Income Taxes
The components of the loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(87,409)	$(111,339)	$(16,496)
Foreign	(3,321)	(239)	(1,617)
Total loss before provision for income taxes	$(90,730)	$(111,578)	$(18,113)

The components of the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	777	231	50
Foreign	—	—	—
Total Current	$777	$231	$50
Deferred:
Federal	$122	$92	$264
State	(80)	4	72
Foreign	—	—	—
Total Deferred	$42	$96	$336
Total Provision for income taxes	$819	$327	$386

Reconciliation of the statutory federal income tax to the Company's effective tax is as follows (amounts in thousands):

	Year Ended December 31,
	2023		2022		2021
Tax provision (benefit) at U.S. statutory rate	$(19,053)	21.0%	$(23,431)	21.0%	$(3,804)	21.0%
State income taxes (1)	(2,519)	2.8	(2,514)	2.3	(409)	2.3
Foreign taxes in excess of the U.S. statutory rate	175	(0.2)	10	—	74	(0.4)
Change of valuation allowance (1)	15,288	(16.9)	21,501	(19.3)	2,397	(13.2)
Change in fair value of warrant liabilities (1)	1,892	(2.1)	(4,166)	3.7	1,275	(7.1)
Share based compensation	(46)	0.1	8,804	(7.9)	1,548	(8.6)
Tax credits	1,913	(2.1)	(3,615)	3.2	(862)	4.8
Section 162(m) limitation	3,354	(3.7)	3,693	(3.3)	—	—
Other	(185)	0.2	45	—	167	(0.9)
Tax Expense	$819	(0.9)%	$327	(0.3)%	$386	(2.1)%
(1) Immaterial correction of error of $8.3 million to the change in fair value of warrant liabilities and related $1.8 million to state income taxes for the year ended December 31, 2022. This correction had no impact on the consolidated balance sheet as of December 31, 2022 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2022.

Significant components for the Company's net deferred tax liabilities included in accrued expenses and other current liabilities in the consolidated balance sheets are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets
Accrued compensation	$1,919	$2,087
Operating lease liability	1,322	1,822
Share-based compensation	8,377	6,033
Net operating loss carryforwards (1)	28,430	20,984
Allowance for bad debt	306	223
Tax credits	1,702	3,615
Section 174 capitalization	12,730	5,705
Other	404	(32)
Total deferred tax assets	$55,190	$40,437
Valuation allowance (1)	(51,398)	(36,109)
Net deferred tax assets	$3,792	$4,328
Deferred tax liabilities
Depreciation and amortization	$(3,245)	$(3,392)
Operating lease assets	(1,107)	(1,454)
Other	—	—
Total deferred tax liabilities	$(4,352)	$(4,846)
Net deferred tax liabilities	$(560)	$(518)
(1) The components of the Company's deferred tax assets and valuation allowance as of December 31, 2022 have been adjusted to reflect immaterial corrections identified during the year ended December, 31 2023. This correction had no impact on the consolidated balance sheet as of December 31, 2022 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2022.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not that the deferred tax assets will not be realized; accordingly, a valuation allowance has been established on U.S. and foreign gross deferred tax assets. The Company's valuation allowance increased $15.3 million and $21.7 million during the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, the Company has net operating loss carryforwards for federal income tax purposes of $92.4 million available to reduce future income subject to income taxes. The federal net operating loss carryforwards of $11.1 million will begin to expire, if not utilized, in fiscal year 2037. The remaining amount of federal net operating loss carryforwards will be carried forward indefinitely. In addition, the Company has $75.8 million and $25.5 million of net operating loss carryforwards available to reduce future taxable income subject to California state income taxes and all other applicable state jurisdictions, respectively. The California net operating loss carryforwards will begin to expire, if not utilized, in fiscal year 2036. The foreign net operating loss carryforwards of $0.7 million will be carried forward indefinitely. The other states’ net operating loss carryforwards will begin to expire, if not utilized, in fiscal year 2037.
Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company's ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if the Company has experienced an ownership change. As of December 31, 2023, the Company has concluded that it has experienced ownership changes since inception and that its utilization of net operating loss carryforwards will be subject to annual limitations. However, it is not expected that the annual limitations will result in the expiration of the tax attribute carryforwards prior to utilization.
Changes in our unrecognized tax benefits are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning Balance	$1,629	$427	$43
Additions for current year items	13	842	115
Additions for prior year items	—	360	269
Reductions for prior year items	(820)	—	—
Lapse of statute of limitations	—	—	—
Ending Balance	$822	$1,629	$427

During the years ended December 31, 2023, 2022, and 2021, interest and penalties were immaterial. The Company does not expect any significant change in its unrecognized tax benefits during the next twelve months that would be material to the consolidated financial statements. All of the unrecognized tax benefits would impact the effective tax rate.
The Company is subject to taxation in the United States and various foreign jurisdictions. All net operating losses incurred to date are subject to adjustment for U.S. federal income tax purposes, except for the years 2017 to 2019, where the statute of limitations has expired, and for state income tax purposes. Furthermore, as of December 31, 2023, all tax years remain open to examination in the foreign jurisdictions where we operate in.

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
Subsequent to the Merger, the Company has one class of common stock. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period using the two-class method. The Company’s stock options, warrants, and early exercised stock options are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders because the holders of these securities do not have a contractual right to share in the Company's losses, and their effect would be antidilutive. Therefore, the net loss for the year ended December 31, 2023 and 2022 was attributed to common stockholders only.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except for share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to Forge Global Holdings, Inc., basic	$(90,221)	$(111,859)	$(18,499)
Less: Change in fair value of Junior Preferred Stock warrant liability	—	(3,924)	—
Net loss attributable to common stockholders, diluted	$(90,221)	$(115,783)	$(18,499)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, basic	173,402,167	143,839,981	54,295,304
Dilutive effect of common share equivalents	—	1,173,365	—
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, diluted	173,402,167	145,013,346	54,295,304
Net loss per share attributed to common stockholders:
Basic	$(0.52)	$(0.78)	$(0.34)
Diluted	$(0.52)	$(0.80)	$(0.34)

The following potentially dilutive shares were excluded in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Convertible preferred stock(1)	—	—	73,914,150
Warrants to purchase common stock	3,282,652	3,282,652	3,774,437
Private Placement Warrants	7,386,667	7,386,667	—
Common stock subject to repurchase	435,136	1,064,323	11,400,806
Outstanding options	7,813,366	12,853,072	15,712,437
Restricted stock units	17,434,138	10,884,476	—
Total	36,351,959	35,471,190	104,801,830

(1) Conversion of preferred stock to common stock as part of the Merger. See Note 10, "Capitalization", and Note 11, "Warrants", for additional details of the Company’s stockholders’ equity prior to and subsequent to the Merger.

15. Related Party Transactions
On September 7, 2022 the Company and DBAG formed a subsidiary, Forge Europe GmbH. DBAG is a stockholder of the Company and one of the Company's directors is affiliated with this entity. See Note 1, "Organization and Description of Business," for additional information.
Financial Technology Partners LP (“Financial Technology Partners”), a stockholder of the Company and affiliated entity of Steven McLaughlin, one of the Company's former directors, previously served as financial and strategic advisor to the Company on its financing, merger, and acquisition transactions. During the year ended December 31, 2022, the Company incurred $18.3 million in fees to Financial Technology Partners, of which $17.4 million was related to common stock issued during the Merger and was recorded as a reduction to additional paid-in capital. The remaining $0.9 million was related to issuance of Public and Private Placement Warrants, including warrants issued to A&R FPA investors, and was expensed immediately upon consummation of the Merger as acquisition-related transaction cost in the consolidated statements of operations. Mr. McLaughlin resigned from the Company's board of directors on May 27, 2022. As a result, each of Mr. McLaughlin and Financial Technology Partners ceased being a related party in the quarter ended June 30, 2022.
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
The Company entered into customer engagement agreements with certain companies to serve as exclusive transaction agent to help facilitate private purchases of shares of issuers. These companies are identified as related parties who are holders of the Company’s common stock. The Company recognized $1.2 million in marketplace revenue (previously called placement fee revenue) in the consolidated statements of operations for trades executed with these companies for the year ended December 31, 2021. The associated revenue recognized for the years ended December 31, 2023 and 2022 is immaterial.
Forge Global Advisors LLC ("FGA"), a wholly-owned subsidiary of the Company and an investment adviser registered under the Investment Advisers Act of 1940, as amended, advises investment funds, each of which are organized as a series of Forge Investments LLC and segregated portfolio companies of Forge Investments SPC and Forge Investments II SPC (such investment funds and portfolio companies are individually and collectively referred to as “Investment Funds”). The Investment Funds are each formed for the purpose of investing in securities relating to a single private company and are owned by different investors. Effective January 1, 2023, FGA serves as the manager of the Forge Investments LLC series Investment Funds. Prior to January 1, 2023, the Forge Investments LLC series Investment Funds were managed by a third-party fund administrator. The Company utilizes a third-party fund administrator to manage the Forge Investments SPC and Forge Investments II SPC Investment Funds. The Company has no ownership interest nor participation in the gains or losses of the Investment Funds. The Company does not consolidate Forge Investments LLC, Forge Investments SPC, Forge Investments II SPC, or any of the Investment Funds, because the Company has no direct or indirect interest in the Investment Funds and the amount of expenses the Company pays on behalf of the Investment Funds are not significant to the entities. Investors in the Investment Funds do not have any recourse to the assets of the Company.
While not contractually required, FGA may, at its sole discretion, absorb certain expenses on behalf of the Investment Funds. Transaction-based expenses include fund insurance and fund management expenses and are recorded in transaction-based expenses in the consolidated statements of operations. Audit and accounting related services are recorded in professional services in the consolidated statements of operations. Professional services expenses of $1.1 million, $0.9 million and $0.8 million were recognized in the consolidated statements of operations during the years ended December 31, 2023, 2022, and 2021 respectively. Transaction-based expenses of $0.0 million, $0.3 million and $0.6 million were recognized during the years ended December 31, 2023, 2022, and 2021 respectively.
A family member of one of the Company’s executive officers is a portfolio manager for investment funds that engage in secondary transactions with the Company in the ordinary course of business. Such transactions became related party transactions upon the employee's appointment to executive officer in April 2023. For the years ended December 31, 2023 and 2022, the total value of such transactions was $11.3 million and $0.0 million, respectively, and the aggregate marketplace revenue (less transaction-based expenses) that the Company received from the funds for such transactions was $0.3 million and $0.0 million, respectively.

16. Subsequent Events
The Company has analyzed its operations subsequent to December 31, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose or recognize in the accompanying financial statements.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Management evaluated the design and operating effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management concluded that our internal control over financial reporting as of December 31, 2023 was effective.

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

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2023, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408 except as follows:

On December 8, 2023, Kelly Rodriques, the Company's Chief Executive Officer, modified a trading plan he had previously adopted with respect to the sale of the Company's common stock to increase the number of shares covered by the plan. Mr. Rodriques' initial plan was adopted on June 2, 2023. Mr. Rodriques' amended plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The plan provides for the sale of up to 3,989,958 shares, which assumes the maximum achievement of performance conditions of RSU awards included in the plan. Such awards include 2,339,030 performance RSUs approved by the Company’s stockholders at the Company’s 2023 annual stockholder meeting held on June 14, 2023 (the “CEO RSU”). The CEO RSU is divided into three tranches that will only vest if three separate stock-price based performance metrics of $4.00, $8.00, and $12.00 are met for any trailing 20 trading day period, as described more fully in the Company’s definitive proxy statement filed on April 28, 2023. Accordingly, the actual number of shares sold will depend on the extent to which such vesting conditions are satisfied, as well as the number of shares that may be withheld or sold to cover tax withholding obligations upon the settlement of RSUs. The termination date of the plan is the earliest to occur of all shares under the plan being sold or December 31, 2024.

On December 15, 2023, Drew Sievers, the Company's Chief Operating Officer, adopted a trading plan for the sale of the Company's common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The plan provides for the sale of up to 225,000 shares. The termination date of the plan is the earliest to occur of all shares under the plan being sold or December 31, 2024.

On December 15, 2023, Jennifer Phillips, the Company's Chief Growth Officer, modified a trading plan she had previously adopted with respect to the sale of the Company's common stock to increase the number of shares covered by the plan. Ms. Phillips' initial plan was adopted on September 22, 2022. Ms. Phillips' amended plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The plan provides for the sale of up to 1,736,546 shares. The actual number of shares sold will depend on the number of shares that may be withheld or sold to cover tax withholding obligations upon the settlement of RSUs. The termination date of the plan is the earliest to occur of all shares under the plan being sold or October 21, 2024.

On December 15, 2023, the following officers each adopted trading plans (the "STC Plans") providing exclusively for the sale of shares necessary to satisfy tax withholding obligations arising from the settlement of RSUs: 1) Mr. Rodriques, 2) Mark Lee, the Company's Chief Financial Officer, 3) Mr. Sievers, 4) Ms. Phillips, 5) Johnathan Short, the Company's Chief Legal Officer, and 6) Catherine Dondzila, the Company's Chief Accounting Officer. The STC Plans are intended to satisfy the affirmative defensive conditions of Rule 10b5-1(c). The number of shares each STC Plan may sell to satisfy applicable tax withholding obligations upon settlement is indeterminable as the number will vary based on factors such as the extent to which vesting conditions for current and future RSU awards are satisfied, as well as the market price of the Company's common stock at the time of settlement. The duration of each STC Plan is indefinite as they cover tax withholding obligations for all RSU awards granted to such officers as of the adoption date, as well as any RSU awards that may be granted after such date.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

None.

Part III

In accordance with General Instruction G.(3) of Form 10-K, certain information required by this Part III will be incorporated into this Report by reference to our Proxy Statement.

Item 10. Directors, Executive Officers, and Corporate Governance

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Date Filed
2.1+	Merger Agreement, dated as of September 13, 2021, by and among Motive, Merger Sub and Forge Global, Inc.	8-K	001-39794	2.1	September 13, 2021
3.1	Certificate of Incorporation of the registrant.	8-K	001-39794	3.1	March 25, 2022
3.2	Bylaws of the registrant.	S-4/A	333-260104	3.3	February 11, 2022
4.1	Specimen Common Stock Certificate.	S-4/A	333-260104	4.5	January 31, 2022
4.2	Warrant Agreement, dated December 10, 2020, by and between Motive Capital Corp and Continental Stock Transfer & Trust Company, as warrant agent.	S-4/A	333-260104	4.4	December 16, 2020
4.3	Description of Securities.	10-K	001-39794	4.3	March 1, 2023
10.1	Form of Amended and Restated Registration Rights Agreement, dated as of March 21, 2022.	S-4/A	333-260104	Annex G	February 11, 2022
10.2+	Sublease, dated August 22, 2023, by and between Jones Lang LaSalle Americas, Inc. and Forge Global, Inc.	10-Q	001-39794	10.1	November 7, 2023
10.3#	Forge Global Holdings, Inc. 2022 Stock Option and Incentive Plan.	8-K	001-39794	10.3	March 25, 2022
10.4#	Forge Global Holdings, Inc. 2022 Employee Stock Purchase Plan.	8-K	001-39794	10.4	March 25, 2022
10.5#	Form of Incentive Stock Option Agreement under Forge Global Holdings, Inc. 2022 Stock Option and Incentive Plan.	S-8	333-265232	99.4	May 26, 2022
10.6#	Form of Non-Qualified Stock Option Agreement under the Forge Global Holdings, Inc. 2022 Stock Option and Incentive Plan.	S-8	333-265232	99.5	May 26, 2022
10.7#	Form of Restricted Stock Unit Award Agreement under the Forge Global Holdings, Inc. 2022 Stock Option and Incentive Plan.	S-8	333-265232	99.6	May 26, 2022
10.8#	Form of Restricted Stock Award Agreement under the Forge Global Holdings, Inc. 2022 Stock Option and Incentive Plan.	S-8	333-265232	99.7	May 26, 2022
10.9#+	Amended and Restated Employment Agreement, effective June 21, 2023, by and between Kelly Rodriques and the registrant.	10-Q	001-39794	10.1#+	August 3, 2023
10.10*#	Amended and Restated Employment Agreement, effective March 26, 2024, by and between Mark Lee and the registrant.
10.11#	Forge Global, Inc. 2018 Stock Incentive Plan.	8-K	001-39794	10.9	March 25, 2022
10.12#	Loan Offset Agreement, dated as of March 21, 2022, by and among Forge Global, Inc. and Kelly Rodriques.	8-K	001-39794	10.1	March 25, 2022
10.13#	Loan Offset Agreement, dated as of March 21, 2022, by and among Forge Global, Inc. and Mark Lee.	8-K	001-39794	10.11	March 25, 2022
10.14#	Form of Director Indemnification Agreement.	8-K	001-39794	10.13	March 25, 2022
10.15#	Form of Officer Indemnification Agreement.	8-K	001-39794	10.14	March 25, 2022
10.16	Sponsor Support Agreement, dated as of September 13, 2021.	424B3	333-260104	Annex D	February 14, 2022
10.17#	Outside Director Compensation Policy.	10-Q	001-39794	10.1	August 12, 2022
10.18#	Engagement Agreement, dated June 10, 2022, by and between Johnathan Short and Forge Global, Inc.	10-Q	001-39794	10.2	August 12, 2022
10.19*#	Amended and Restated Employment Agreement, effective March 26, 2024, by and between Drew Sievers and the registrant.

10.20*#	Amended and Restated Employment Agreement, effective March 26, 2024, by and between Jennifer Phillips and the registrant.
16.1	Letter from WithumSmith+Brown, PC to the U.S. Securities and Exchange Commission dated March 25, 2022.	8-K	001-39794	16.1	March 25, 2022
21.1*	Subsidiaries of the registrant.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
97.1*	Compensation Recovery Policy.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Forge Global Holdings, Inc.

Date: March 26, 2024	By: /s/ Kelly Rodriques
Kelly Rodriques
Chief Executive Officer (Principal Executive Officer)

Date: March 26, 2024	By: /s/ Mark Lee
Mark Lee
Chief Financial Officer (Principal Financial Officer)

Date: March 26, 2024	By: /s/ Catherine Dondzila
Catherine Dondzila
Chief Accounting Officer (Principal Accounting Officer)

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

Signature	Title	Date

/s/ Kelly Rodriques	Chairman and Chief Executive Officer	March 26, 2024
Kelly Rodriques	(Principal Executive Officer)

/s/ Mark Lee	Chief Financial Officer	March 26, 2024
Mark Lee	(Principal Financial Officer)

/s/ Catherine Dondzila	Chief Accounting Officer	March 26, 2024
Catherine Dondzila	(Principal Accounting Officer)

/s/ Ashwin Kumar	Director	March 26, 2024
Ashwin Kumar

/s/ Blythe Masters	Director	March 26, 2024
Blythe Masters

/s/ Kimberley Vogel	Director	March 26, 2024
Kimberley Vogel

/s/ Asiff Hirji	Director	March 26, 2024
Asiff Hirji

/s/ Debra Chrapaty	Director	March 26, 2024
Debra Chrapaty

/s/ Eric Leupold	Director	March 26, 2024
Eric Leupold

/s/ Larry Leibowitz	Director	March 26, 2024
Larry Leibowitz