Form 10-Q
period 2024-03-31
Forge Global Holdings, Inc.
filed 2024-05-07
CIK 1827821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of May 7, 2024, the registrant had 181,040,289 shares of common stock, $0.0001 par value per share, outstanding.

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

Part I - Financial Information

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$129,606	$144,722
Restricted cash	1,075	1,062
Accounts receivable, net	5,553	4,067
Prepaid expenses and other current assets	12,418	13,253
Total current assets	$148,652	$163,104
Internal-use software, property and equipment, net	4,540	5,192
Goodwill and other intangible assets, net	128,940	129,919
Operating lease right-of-use assets	7,985	4,308
Payment-dependent notes receivable, noncurrent	6,236	5,593
Other assets, noncurrent	2,324	2,615
Total assets	$298,677	$310,731
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,671	$1,831
Accrued compensation and benefits	7,037	11,004
Accrued expenses and other current liabilities	11,507	8,861
Operating lease liabilities, current	2,922	2,516
Total current liabilities	24,137	24,212
Operating lease liabilities, noncurrent	6,253	2,707
Payment-dependent notes payable, noncurrent	6,236	5,593
Warrant liabilities	5,169	9,616
Other liabilities, noncurrent	285	185
Total liabilities	42,080	42,313
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 180,011,227 and 176,899,814 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	18	18
Treasury stock, at cost; 157,193 shares as of March 31, 2024 and December 31, 2023, respectively	(625)	(625)
Additional paid-in capital	551,274	543,846
Accumulated other comprehensive income	765	911
Accumulated deficit	(299,262)	(280,638)
Total Forge Global Holdings, Inc. stockholders’ equity	252,170	263,512
Noncontrolling Interest	4,427	4,906
Total stockholders’ equity	256,597	268,418
Total liabilities and stockholders’ equity	$298,677	$310,731
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Marketplace revenues	$8,520	$4,632
Custodial administration fees	10,722	10,847
Total revenues	19,242	15,479
Transaction-based expenses:
Transaction-based expenses	(29)	(19)
Total revenues, less transaction-based expenses	19,213	15,460
Operating expenses:
Compensation and benefits	29,843	25,762
Technology and communications	3,060	3,390
Professional services	2,217	2,736
Advertising and market development	1,090	677
Rent and occupancy	1,135	1,326
General and administrative	5,062	2,748
Depreciation and amortization	1,816	1,789
Total operating expenses	44,223	38,428
Operating loss	(25,010)	(22,968)
Interest and other income (expense):
Interest income	1,709	1,509
Change in fair value of warrant liabilities	4,447	168
Other income, net	76	215
Total interest and other income (expense)	6,232	1,892
Loss before provision for income taxes	(18,778)	(21,076)
Provision for income taxes	216	185
Net loss	(18,994)	(21,261)
Net loss attributable to noncontrolling interest	(370)	(73)
Net loss attributable to Forge Global Holdings, Inc.	$(18,624)	$(21,188)
Net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	$(0.10)	$(0.12)
Diluted	$(0.10)	$(0.12)
Weighted-average shares used in computing net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	179,910,522	171,816,522
Diluted	179,910,522	171,816,522
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2024	2023
Net loss	$(18,994)	$(21,261)
Foreign currency translation adjustment	(255)	228
Comprehensive loss	(19,249)	(21,033)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(479)	18
Comprehensive loss attributable to Forge Global Holdings, Inc.	$(18,770)	$(21,051)

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(In thousands of U.S. dollars, except share data)

	Common Stock			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount	Treasury Stock

Balance as of Balance as of December 31, 2023	$176,899,814	$18	$(625)	$543,846	$(280,638)	$911	$4,906	$268,418
Issuance of common stock upon release of restricted stock units	3,866,866	(*)	—	(*)	—	—	—	—
Tax withholding related to vesting of restricted stock units	(1,073,222)	(*)	—	(2,302)	—	—	—	(2,302)
Issuance of common stock upon exercise of vested options	317,769	(*)	—	227	—	—	—	227
Vesting of early exercised stock options and restricted stock awards	—	(*)	—	36	—	—	—	36
Stock-based compensation expense	—	—	—	9,467	—	—	—	9,467
Net loss	—	—	—	—	(18,624)	—	(370)	(18,994)
Foreign-currency translation adjustment	—	—	—	—	—	(146)	(109)	(255)
Balance as of Balance as of March 31, 2024	180,011,227	$18	$(625)	$551,274	$(299,262)	$765	$4,427	$256,597
(*) amount less than 1

	Common Stock			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount	Treasury Stock
Balance as of December 31, 2022	172,560,916	$18	$—	$509,094	$(190,418)	$693	$6,074	$325,461
Issuance of common stock upon release of restricted stock units	1,464,968	(*)	—	(*)	—	—	—	—
Tax withholding related to vesting of restricted stock units	(326,812)	(*)	—	(557)	—	—	—	(557)
Issuance of common stock upon exercise of vested options	117,215	(*)	—	61	—	—	—	61
Repurchase of early exercised stock options	(8,132)	(*)	—	—	—	—	—	—
Vesting of early exercised stock options and restricted stock awards	—	—	—	131	—	—	—	131
Stock-based compensation expense	—	—	—	7,401	—	—	—	7,401
Net loss	—	—	—	—	(21,188)	—	(73)	(21,261)
Foreign-currency translation adjustment	—	—	—	—	—	137	91	228
Balance as of March 31, 2023	173,808,155	$18	$—	$516,130	$(211,606)	$830	$6,092	$311,464
(*) amount less than 1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,994)	$(21,261)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Share-based compensation	9,467	7,401
Depreciation and amortization	1,816	1,789
Amortization of right-of-use assets	643	845
Loss on impairment of long lived assets	—	536
Impairment of right-of-use assets	186	—
Allowance for doubtful accounts	109	122
Change in fair value of warrant liabilities	(4,447)	(168)
Changes in operating assets and liabilities:
Accounts receivable	(1,596)	135
Prepaid expenses and other assets	1,125	2,446
Accounts payable	1,066	(1,377)
Accrued expenses and other liabilities	2,782	(403)
Accrued compensation and benefits	(3,967)	(6,731)
Operating lease liabilities	(555)	(1,049)
Other	(10)	—
Net cash used in operating activities	(12,375)	(17,715)
Cash flows from investing activities:
Purchases of property and equipment	(400)	(71)
Net cash used in investing activities	(400)	(71)
Cash flows from financing activities:
Proceeds from exercise of options	226	61
Taxes withheld and paid related to net share settlement of equity awards	(2,302)	(557)
Net cash used in financing activities	(2,076)	(496)
Effect of changes in currency exchange rates on cash and cash equivalents	(253)	228
Net decrease in cash and cash equivalents	(15,104)	(18,054)
Cash, cash equivalents and restricted cash, beginning of the period	145,785	194,965
Cash, cash equivalents and restricted cash, end of the period	$130,681	$176,911

Reconciliation of cash, cash equivalents and restricted cash to the amounts reported within the consolidated balance sheets
Cash and cash equivalents	$129,606	$175,268
Restricted cash	1,075	1,643
Total cash, cash equivalents and restricted cash, end of the period	$130,681	$176,911

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$4,506	$—
Vesting of early exercised stock options and restricted stock awards	36	131
Property and equipment purchases not yet paid	25	—
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
On March 21, 2022 (the “Closing Date”), the Company consummated the Business Combination (as defined below) pursuant to the terms of the Agreement and Plan of Merger dated September 13, 2021 (the "Merger Agreement"), by and among Motive Capital Corp, a blank check company incorporated as a Cayman Islands exempted company in 2020 (“MOTV”), FGI Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of MOTV (“Merger Sub”), and Forge Global, Inc., a Delaware corporation (“Legacy Forge”). Pursuant to the Merger Agreement, on the Closing Date, immediately prior to the consummation of the Business Combination, MOTV changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware and changed its corporate name to "Forge Global Holdings, Inc." (the “Domestication”). On the Closing Date, Merger Sub merged with and into Legacy Forge (the "Merger"), with Legacy Forge surviving the Merger as a direct, wholly-owned subsidiary of the Company (together with the Merger, the Domestication, and the other transactions contemplated by the Merger Agreement, the “Business Combination”). The Merger was accounted for as a reverse recapitalization with Legacy Forge being the accounting acquirer and MOTV as the acquired company for accounting purposes. The shares and net loss per common share prior to the Merger were retroactively restated as shares reflecting the exchange ratio (the "Exchange Ratio") as established by the Merger Agreement (each outstanding share of Legacy Forge Class A common stock was exchanged for 3.122931 shares of the Company’s common stock, including all shares of Legacy Forge preferred stock, which were converted to shares of Legacy Forge's Class A common stock immediately prior to the Merger). See Note 3, "Capitalization" for additional information.

2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation.
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
There have been no changes to the Company's significant accounting policies described in the audited consolidated financial statements for the year ended December 31, 2023, that have had a material impact on these unaudited condensed consolidated financial statements and related notes.
Segment Information

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company operates as a single operating segment and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, allocating resources, and evaluating the Company’s financial performance.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 and accompanying notes are unaudited. These unaudited interim condensed consolidated financial statements (the "unaudited condensed consolidated financial statements") have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023 (the “audited consolidated financial statements”) that was included in the Company’s Annual Report on Form 10-K filed on March 26, 2024, which provides a more complete discussion of the Company’s accounting policies and certain other information. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2024 and its condensed consolidated results of operations and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024 or any other future interim or annual periods.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, collectability of accounts receivable, the fair value of financial assets and liabilities, the useful lives of acquired intangible assets and property and equipment, the impairment of long-lived assets and goodwill, the fair value of warrants, equity awards, and share-based compensation expenses, including the derived service period for the awards containing market-based vesting conditions, and the valuation of deferred tax assets. These estimates are inherently subjective in nature and, therefore, actual results may differ from the Company’s estimates and assumptions. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Further, the Company applies judgment in determining whether, directly or indirectly, it has a controlling financial interest in the Investment Funds, in order to conclude whether any of the Investment Funds must be consolidated.
The Company believes the estimates and assumptions underlying the unaudited condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2024. These estimates may change as new events occur and additional information is obtained, and related financial impacts will be recognized in the Company’s consolidated financial statements as soon as those events become known.
Goodwill and Other Intangible Assets, Net
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but is tested for impairment annually on October 1, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. The Company's 2023 annual goodwill impairment test resulted in no goodwill impairment.
Acquired intangible assets also consist of identifiable intangible assets, primarily software technology, launched in-process research and development ("IPR&D") asset, website, trade name, and customer relationships, resulting from business acquisitions. Finite-lived intangible assets are recorded at fair value on the date of acquisition and are amortized over their estimated useful lives. The Company bases the useful lives and related amortization expense on its estimate of the period that the assets will generate revenues or otherwise be used.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Concentration of Credit Risks
The Company’s exposure to credit risk associated with its contracts with holders of private company equity (“sellers”) and investors (“buyers”) related to the transfer of private securities is measured on an individual counterparty basis. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, the Company’s exposure is monitored in light of changing counterparty and market conditions. As of March 31, 2024 and December 31, 2023, the Company did not have any material concentrations of credit risk outside the ordinary course of business.
As of March 31, 2024 and December 31, 2023, no customers accounted for more than 10% of the Company’s accounts receivable. No customer accounted for more than 10% of total revenue, less transaction-based expenses for the three months ended March 31, 2024 and 2023.
Revenue by Geographic Location
For the three months ended March 31, 2024 and 2023, revenue outside of the United States (including U.S. territories), based on customer billing address, was $1.5 million, and $0.9 million, respectively.
Comprehensive Loss
Comprehensive loss consists of Net loss and Other comprehensive income or loss. The Company's Other comprehensive income or loss is comprised of foreign currency translation gains and losses. Accumulated other comprehensive loss, as presented in the condensed consolidated financial statements, consists of changes in unrealized gains and losses on foreign currency translation.
3. Capitalization
Common Stock
Prior to the Merger, Legacy Forge was authorized to issue up to 257,968,554 shares of its capital stock, of which 171,153,360 shares were designated as Class AA common stock.
Merger Transaction
On the Closing Date, and in accordance with the terms and subject to the conditions of the Merger Agreement, each share of Legacy Forge Class AA common stock, par value $0.00001 per share, was canceled and converted into the right to receive the applicable portion of the merger consideration comprised of the Company’s common stock, par value $0.0001 per share, based on the Exchange Ratio.
In connection with the Merger, the Company amended and restated its certificate of incorporation to authorize 2,100,000,000 shares of capital stock, consisting of (i) 2,000,000,000 shares of common stock, par value $0.0001 per share and (ii) 100,000,000 shares of preferred stock. The holders of common stock have exclusive voting power. Each share of common stock is entitled to one vote per share. The Company’s board of directors has the authority to issue shares of preferred stock in one or more series and to determine the preferences, privileges, and restrictions, including voting rights, of those shares. Upon the consummation of the Business Combination, the Company’s common stock and warrants began trading on the NYSE under the symbol “FRGE” and “FRGE WS”, respectively. On July 11, 2022, all such publicly listed warrants were redeemed and delisted from the NYSE. Additionally, on the Closing Date, all equity awards of Legacy Forge were assumed by the Company and converted into comparable equity awards that are settled or exercisable for shares of the Company’s common stock. As a result, each outstanding stock option of Legacy Forge was converted into an option to purchase shares of the Company’s common stock based on the Exchange Ratio and each outstanding warrant of Legacy Forge was converted into a warrant to purchase shares of the Company’s common stock based on the Exchange Ratio.
As of March 31, 2024, the Company had authorized 2,000,000,000 and 100,000,000 shares of common stock and preferred stock, respectively, and the Company had 180,011,227 shares of common stock and no shares of preferred stock issued and outstanding.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Fair Value Measurements
Financial instruments consist of cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, payment-dependent notes receivable, payment-dependent notes payable, and warrant liabilities. Cash equivalents, payment-dependent notes receivable, payment-dependent notes payable, and warrant liabilities are stated at fair value on a recurring basis. Restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value, due to the short time these financial instruments are held to the expected receipt or payment date.
The Company classifies money market funds within Level 1 of the fair value hierarchy because the Company values these investments using quoted market prices. The Company classifies term deposits as level 2 of the fair value hierarchy because these investments are valued using observable market inputs without quoted market prices. The Company classifies the December 2023 Warrants within level 2 of the fair value hierarchy as these warrants are valued using a Black-Scholes option-pricing model with observable market inputs. The Company classifies Payment-dependent notes receivable and payable and its Private Placement Warrants as Level 3 of the fair value hierarchy as the fair value measurements are based on valuation techniques that use significant inputs that are unobservable which are described in more detail below.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$108,579	$—	$—	$108,579
Term deposits (less than 90 days)	—	2,165	—	2,165
Term deposits (greater than 90 days)(1)(2)	—	7,621	—	7,621
Payment-dependent notes receivable, non-current	—	—	6,236	6,236
Total financial assets	$108,579	$9,786	$6,236	$124,601

Payment-dependent notes payable, non-current	$—	$—	$6,236	$6,236
December 2023 warrants(3)	—	2,067	—	2,067
Private placement warrants	—	—	3,102	3,102
Total financial liabilities	$—	$2,067	$9,338	$11,405

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$130,132	$—	$—	$130,132
Term deposits (less than 90 days)	—	2,221	—	2,221
Payment-dependent notes receivable, non-current	—	—	5,593	5,593
Term deposits (greater than 90 days)(1)(2)	—	7,694	—	7,694
Total financial assets	$130,132	$9,915	$5,593	$145,640

Payment-dependent notes payable, non-current	$—	$—	$5,593	$5,593
December 2023 warrants(3)	—	4,889	—	4,889
Private placement warrants	—	—	4,727	4,727
Total financial liabilities	$—	$4,889	$10,320	$15,209

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Included in Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
(2) Includes $0.6 million and $1.0 million term deposits required to fulfill the Company's obligations in connection with real estate lease agreements as of March 31, 2024 and December 31, 2023, respectively.
(3) On December 18, 2023, the then outstanding Junior Preferred Stock Warrants were modified and replaced with the December 2023 Warrants. See Note 8, "Commitments and Contingencies" and Note 10, "Warrants" for additional information.
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
The Company estimates the fair value of payment-dependent notes receivable and payment-dependent notes payable utilizing completed transactions made through the Company’s platform for the relevant private securities as well as mutual fund valuations of private companies as relevant data inputs.
Private Placement Warrants
The Company classifies the Private Placement Warrants within Level 3 due to the valuation technique used to estimate fair value. To estimate the fair value of the Private Placement Warrants, the Company used a combination of a Monte Carlo simulation and a binomial lattice model for March 31, 2024 and December 31, 2023, respectively. The Company estimated the fair value of the Private Placement Warrant liabilities, as of March 31, 2024 and December 31, 2023, respectively, using the following key assumptions:

	March 31, 2024	December 31, 2023
Fair value of underlying securities	$1.93	$3.43
Expected term (years)	3.0	3.2
Expected volatility	120.0%	117.0%
Risk-free interest rate	4.4%	4.0%
Expected dividend yield	0.0%	0.0%

Fair value per warrant	$0.42	$0.64
The Company recorded changes in the fair value of the liability related to the Private Placement Warrants as of March 31, 2024, and 2023, respectively, in the following amounts (in thousands):

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31,
	2024	2023
Balance as of December 31,	$4,727	$222
Change in fair value of warrant liability(1)	(1,625)	(32)
Balance as of March 31,	$3,102	$190
(1)The change in fair value of warrant liability is recorded in the unaudited condensed consolidated statements of operations within Change in fair value of warrant liabilities.

Transfers Into and Out of Level 3
The Company transfers financial instruments out of Level 3 on the date when underlying input parameters are readily observable from existing market quotes. On December 18, 2023, the Junior Preferred Stock Warrants were modified and replaced with the December 2023 Warrants and transferred from Level 3 to Level 2 upon modification as these warrants are valued using a Black-Scholes Option pricing model using observable market inputs. See Note 10, "Warrants" for additional information. For Payment-dependent notes payable and receivable, transfers from Level 3 to Level 1 generally relate to a company going public and listing on a national securities exchange. During the three months ended March 31, 2024, and 2023 there were no transfers of securities into or out of Level 3.
The following tables provide reconciliation for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for three months ended March 31, 2024 and 2023 (in thousands):

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2023	$5,593	$10,320
Change in fair value of payment-dependent notes receivable	643	—
Change in fair value of payment-dependent notes payable	—	643
Change in fair value of Private Placement Warrants	—	(1,625)
Balance as of March 31, 2024	$6,236	$9,338

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2022	$7,371	$7,977
Change in fair value of payment-dependent notes receivable	(1,541)	—
Change in fair value of payment-dependent notes payable	—	(1,541)
Change in fair value of Junior Preferred Stock Warrants (1)	—	(137)
Change in fair value of Private Placement Warrants	—	(32)
Balance as of March 31, 2023	$5,830	$6,267
(1) On December 18, 2023, the Junior Preferred Stock Warrants were modified and replaced with the December 2023 Warrants and transferred from Level 3 to Level 2 upon modification as these warrants are valued using a Black-Scholes Option pricing model using observable market inputs. See Note 10, "Warrants" for additional information.
5. Condensed Consolidated Balance Sheet Components
Accounts Receivable, net
Accounts receivable and allowance for doubtful accounts consisted of the following (in thousands):

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2024	December 31, 2023
Accounts receivable	$6,724	$5,128
Allowance for doubtful accounts	(1,171)	(1,061)
Accounts receivable, net	$5,553	$4,067

During the three months ended March 31, 2024, the Company increased the allowance for doubtful accounts by $0.1 million. During the three months ended March 31, 2023, the Company decreased the allowance for doubtful accounts by $0.1 million.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Term deposits (greater than 90 days)	$7,621	$7,694
Other current assets	2,134	2,190
Prepaid software	1,554	1,484
Prepaid insurance	354	1,084
Other prepaid expenses	755	801
Prepaid expenses and other current assets	$12,418	$13,253
Internal-Use Software, Property and Equipment, Net
Internal-use software, property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Capitalized internal-use software	$8,995	$9,000
Leasehold improvements	1,030	866
Furniture and fixtures	496	485
Computer equipment	125	125
	$10,646	$10,476
Less: accumulated depreciation and amortization	(6,106)	(5,284)
Internal-use software, and property and equipment, net	$4,540	$5,192
The Company recorded depreciation expense related to property and equipment of $0.1 million for the three months ended March 31, 2024 and less than $0.1 million for the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, long-lived assets located outside of the United States were not material.
For the three months ended March 31, 2024 and 2023, the Company recorded amortization expense on capitalized internal-use software placed in service of $0.7 million and $0.7 million, respectively. There were no impairments on capitalized internal-use software for the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company recorded an impairment loss of $0.5 million related to the capitalized costs of internally developed software. Impairments are recorded in general and administrative expense within the unaudited condensed consolidated statements of operations.
Accrued Expenses and Other Current Liabilities

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued legal(1)	$4,716	$2,470
Accrued other professional services	842	696
Accrued taxes and deferred tax liabilities	1,689	1,479
Payable to client(2)	1,677	1,693
Common stock unvested liability	188	223
Other current liabilities(3)	2,395	2,300
Total	$11,507	$8,861
(1) Accrued legal includes regular recurring legal fees in addition to loss contingencies. See Note 8, "Commitments and Contingencies" for additional information.
(2) Payable to client represents funds held on account for the benefit of custodial customers.
(3) The Company includes contract liabilities within Other current liabilities on the condensed consolidated balance sheets. Contract liabilities consist of deferred revenue, which relates to amounts invoiced in advance of performance under a revenue contract. The total contract liabilities related to advance billings for data subscriptions of $0.7 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively, are recorded in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. The Company recognized $0.1 million of revenue during the three months ended March 31, 2024 that was included in deferred revenue recorded in accrued expenses and other current liabilities at December 31, 2023.

6. Goodwill and Intangible Assets, Net
The components of goodwill and intangible assets and accumulated amortization are as follows (in thousands):

	As of March 31, 2024
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Goodwill from acquisitions	Indefinite	$120,948	$—	$120,948
Finite-lived intangible assets:
Developed technology	0.6 years	$13,200	$(11,517)	$1,683
Customer relationships	5.2 years	7,507	(3,902)	3,605
Launched in-process research and development assets	2.5 years	960	(480)	480
Total finite-lived intangible assets		$21,667	$(15,899)	$5,768
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total intangible assets		$144,839	$(15,899)	$128,940

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2023
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Goodwill from acquisitions	Indefinite	$120,948	$—	$120,948
Finite-lived intangible assets:
Developed technology	0.8 years	$13,200	$(10,820)	$2,380
Customer relationships	5.4 years	7,507	(3,669)	3,838
Launched in-process research and development assets	2.7 years	960	(431)	529
Total finite-lived intangible assets		$21,667	$(14,920)	$6,747
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total intangible assets		$144,839	$(14,920)	$129,919
Amortization expense related to finite-lived intangible assets for the three months ended March 31, 2024 and 2023 was $1.0 million and $1.0 million, respectively, and was included in depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations.
The table below presents estimated future amortization expense for finite-lived intangible assets as of March 31, 2024 (in thousands):

Amount
Remainder of 2024	$2,483
2025	802
2026	754
2027	610
2028	610
Thereafter	509
Total	$5,768
7. Leases
The Company leases real estate for office space under operating leases.
As of March 31, 2024, the remaining lease terms varied from 0.5 years to 5.3 years. For certain leases, the Company has an option to extend the lease term for a period of 5 years. This renewal option is not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.
Operating lease expense, included in rent and occupancy in the unaudited condensed consolidated statements of operations were as follows (in thousands):

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$783	$959
Variable lease expense	104	249
Total operating lease expenses (1)	$887	$1,208

Sublease income (2)	$95	$226
(1) Operating lease expense is included in rent and occupancy in the unaudited condensed consolidated statements of operations.

(2) Sublease income is included in other income (expenses), net in the unaudited condensed consolidated statements of operations.
As of March 31, 2024 and December 31, 2023, the weighted-average remaining lease term was 4.4 and 1.9 years, respectively. As of March 31, 2024 and December 31, 2023, the weighted-average discount rate was 7.1% and 7.0%, respectively.
The Company entered into a new office lease which commenced on March 8, 2024, and recorded a right-of-use asset and liability of $4.5 million. During the three months ended March 31, 2024, it was determined that office space under an existing lease would no longer be used and the associated right-of-use asset was reduced to $0 and an impairment of $0.2 million was recognized in rent and occupancy expense in the condensed consolidated statement of operations. There were no right-of-use impairments recognized during the three months ended March 31, 2023.
Future undiscounted lease payments under operating leases as of March 31, 2024, were as follows (in thousands):

	Lease Payment Obligation	Sublease Income	Net Lease Obligation
Remaining 2024	$2,855	$(270)	$2,585
2025	3,867	(210)	3,657
2026	1,087	—	1,087
2027	1,120	—	1,120
2028	1,153	—	1,153
2029	790	—	790
Total undiscounted lease payments	$10,872	$(480)	$10,392
Less: imputed interest	(1,697)
Present value of future lease payments	9,175
Less: operating lease liabilities, current	2,922
Operating lease liabilities, noncurrent	$6,253
As of March 31, 2024, the Company did not have any lease contracts that had not yet commenced.
8. Commitments and Contingencies
The Company is subject to claims and lawsuits in the ordinary course of business, including arbitration, class actions and other litigation, some of which include claims for substantial or unspecified damages. The Company may also be the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. The Company reviews these matters on an ongoing basis and provides disclosures and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management’s best estimate when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If no amount within the range is considered a better estimate than any other amount, an accrual for losses is recorded based on the bottom amount of the range. The Company's accrual for probable and estimable loss contingencies was $4.3 million and $1.9 million as of March 31, 2024 and December 31, 2023, respectively, and is recorded in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets and expensed in general and administrative

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
expenses in our unaudited condensed consolidated statements of operations. The Company monitors these matters for developments that would affect the likelihood of a loss and the accrued amount, if any, and adjusts the amount as appropriate.
Legal Proceedings
The Company is involved in a legacy matter arising prior to the Company’s October 2019 acquisition of IRA Services, Inc. On May 6, 2019, IRA Services, Inc. was named as a defendant in a matter (see Todd Allen Yancey v. Edwin Blue, et al., case no. 19-civ-0251, as amended) alleging claims including conversion, breach of oral contract, breach of fiduciary duty, and fraudulent misrepresentation. Trial proceedings in this matter began on March 18, 2024. The Company believes the claims are without merit. The Company is unable to predict the outcome to resolve this action but any loss in connection with this matter would first be applied against the escrow. As of March 31, 2024, the Company had a receivable of $1.6 million in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets, which it expects to collect from the escrow related to the acquisition of IRA Services, Inc.
On March 29, 2023, the Company was named as a defendant in a lawsuit brought in a case captioned Alta Partners, LLC v. Forge Global Holdings, Inc., No. 1:23-cv-2647 in the United States District Court for the Southern District of New York. On June 21, 2023, Plaintiff filed an amended complaint in the action. In May 2024, the parties settled this matter.
In January 2022, Erika McKiernan, in her capacity as Stockholder Representative for the former stockholders of SharesPost, filed a lawsuit against the Company in the Court of Chancery of the State of Delaware. In December 2023, the parties settled this matter.
401(k) Plan
The Company has established a tax-qualified retirement plan under Section 401(k) of the Internal Revenue Code for all of its U.S. employees, including executive officers, who satisfy certain eligibility requirements, including requirements relating to age and length of service. The Company matches 2% of every dollar contributed to the plan by employees, including executive officers, up to a maximum of $6,900. During the three months ended March 31, 2024 and 2023, the Company recorded 401(k) contribution expense related to the defined contribution plan of $0.3 million and $0.2 million, respectively, in compensation and benefits in the unaudited condensed consolidated statements of operations.
Non-Cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for its operating leases, software products, and services. As of March 31, 2024, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer, excluding operating lease obligations (See Note 7, "Leases," for additional information), as follows:

Amount
Remainder of 2024	$4,059
2025	1,972
2026	2,222
2027	1,231
2028	—
Thereafter	—
Total(1)	$9,484
(1) On April 11, 2024, the Company amended an agreement with a significant service provider reducing its purchase commitment by $3.8 million over the remaining term of the agreement which expires in 2027. The amended agreement and reduced purchase commitment have not been reflected in these unaudited condensed consolidated financial statements.
9. Regulatory

We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from its subsidiaries. Forge Securities LLC ("Forge Securities"), a wholly-owned subsidiary of the Company, is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, Forge Securities is subject to the minimum net capital requirements promulgated by the SEC and has elected to calculate minimum capital requirements using the basic method permitted by Rule 15c3-1. As of March 31, 2024, Forge Securities had net capital of $14.5 million which was $14.2 million in excess of its required net capital of $0.3 million. As of December 31, 2023, Forge Securities had net capital of $14.0 million which was $13.6 million in excess of its required net capital of $0.4 million.

Forge Trust Co., a wholly-owned subsidiary of the Company, is subject to South Dakota state trust regulatory requirements. South Dakota state legislature 51A-61-19.2 requires public trust companies registered within the state boundaries to pledge funds for the security of the trust creditors. Forge Trust Co. had $1.1 million and $1.0 million pledged on behalf of trust creditors as of March 31, 2024 and 2023, respectively; the pledges are reported in restricted cash on the unaudited condensed consolidated balance sheets.
10. Warrants
December 2023 Warrants and Warrants to Purchase Junior Preferred Stock
In November 2020, in connection with the SharesPost acquisition, Legacy Forge issued a total of 3,122,931 warrants (“Junior Preferred Stock Warrants”) to purchase shares of Legacy Forge's Junior Preferred Stock at an exercise price of $3.9760 per share, with a cap of extended value of $5.0 million. The Junior Preferred Stock Warrants have a five-year contractual life and may be exercised at any time during that period.
Prior to the Merger, the warrants were classified as a liability in the unaudited condensed consolidated balance sheets, as the Company's obligation with respect to these warrants was capped at a fixed monetary amount of $5.0 million and could be settled in a variable number of common shares. The Company remeasured the warrants at each balance sheet date using a hybrid method. Subsequent to the Merger, the Junior Preferred Stock Warrants were converted into the Company's common stock warrants. As a result, the Junior Preferred Stock Warrants were adjusted to fair value prior to conversion and remained classified as a liability.
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
The Company recorded a gain of $2.8 million for the December 2023 Warrants and a gain of $0.1 million for the Junior Preferred Stock Warrants as change in fair value of warrant liabilities in the Company's unaudited condensed consolidated statements of operations during the three months ended March 31, 2024 and 2023, respectively.
Private Placement Warrants
As the accounting acquirer, Legacy Forge is deemed to have assumed 7,386,667 warrants for Class A common stock that were held by Motive Capital Funds Sponsor, LLC (the “Sponsor”) at an exercise price of $11.50 ("Private Placement Warrants"). The warrants are exercisable subject to the terms of the warrant agreement, including but not limited to, the Company having an effective registration statement under the Securities Act of 1933, as amended, covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. The warrants expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation. All of the Private Placement Warrants are still outstanding as of March 31, 2024.
Subsequent to the Merger, the Private Placement Warrants met liability classification requirements since the warrants may be required to be settled in cash under a tender offer and are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to the entity's own stock. Therefore, these warrants are classified as liabilities on the unaudited condensed consolidated balance sheets. The Company recorded a gain of $1.6 million and less than $0.1 million as change in fair value of warrant liabilities in the Company's unaudited condensed consolidated statements of operations during the three months ended March 31, 2024 and 2023, respectively.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. Share-Based Compensation
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
2022 Stock Plan
In March 2022, prior to and in connection with the Merger, the Company adopted the 2022 Plan, which provides for grants of share-based awards, including stock options and restricted stock units (“RSUs”), and other forms of share-based awards. The Company has authorized 23,383,325 shares of common stock for the issuance of awards under the 2022 Plan. In addition, the number of shares of common stock reserved and available for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2023 and on each January 1 thereafter and ending on the tenth anniversary of the adoption date of the 2022 Plan, in an amount equal to (i) 3% of the outstanding number of shares of common stock of the Company on the preceding December 31, or (ii) a lesser number of shares as approved by the Company's board of directors.
2022 Employee Stock Purchase Plan
In March 2022, prior to and in connection with the Merger, the Company adopted the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The Company has authorized the issuance of 7,566,607 shares of common stock under purchase rights granted to the Company's employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each year, beginning on January 1, 2023 and each January 1 thereafter until the 2022 ESPP terminates according to its terms, by the lesser of (i) 4,072,000 shares of common stock, or (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31. The Company's board of directors may determine that such increase will be less than the amount set forth in (i) and (ii) above.
Reserve for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	March 31, 2024	December 31, 2023
Warrants to purchase common stock	3,282,652	3,282,652
Stock options issued and outstanding under 2018 Plan	7,410,497	7,813,366
Shares available for grant under 2022 Plan(1)	3,625,093	2,052,669
RSUs issued and outstanding under 2022 Plan	15,375,287	17,434,138
Shares available for grant under 2022 ESPP	7,566,607	5,797,609
Outstanding Private Placement Warrants	7,386,667	7,386,667
Total shares of common stock reserved	44,646,803	43,767,101

(1) To the extent outstanding options granted under the 2018 Plan are cancelled, forfeited, or otherwise terminated without being exercised and would have been returned to the share reserve under the 2018 Plan following the closing date of the Merger, the number of shares of common stock underlying such awards will be available for future awards under the 2022 Plan.

Stock options
Stock options generally vest over four years and expire ten years from the date of grant. Vested stock options generally expire three months to five years after termination of employment. Stock option activity during the three months ended March 31, 2024 consisted of the following (in thousands, except for share and per share data):

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Stock Options	Weighted Average Exercise Price	Weighted- Average Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	7,813,366	$2.06	6.0	$14,929
Exercised	(315,363)	0.71
Cancelled/Forfeited/Expired	(87,506)	4.53
Balance as of March 31, 2024	7,410,497	$2.09	5.8	$5,995

Vested and exercisable as of March 31, 2024	6,479,059	$1.99	5.7	$5,603
There were no stock options granted during the three months ended March 31, 2024 and 2023. The total grant date fair value of stock options vested during the three months ended March 31, 2024 and 2023 was $0.8 million and $1.3 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 were $0.5 million and $0.2 million, respectively.
The Company recorded share-based compensation of $0.8 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively, related to stock options.
Unrecognized share-based compensation expense for unvested stock options granted and outstanding as of March 31, 2024, is $3.4 million, which is to be recognized over a weighted-average period of 1.2 years.
Early Exercised Options
Under the 2018 Plan, certain stock option holders may have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the option holders, until the options are fully vested. As of March 31, 2024 and December 31, 2023, the cash proceeds received for unvested shares of common stock recorded within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets were $0.2 million and $0.2 million, respectively, which will be transferred to additional paid-in capital upon vesting.
RSUs
The Company’s RSUs are convertible into shares of the Company’s common stock upon vesting on a one-to-one basis, and generally contain time-based vesting conditions. RSUs granted to certain executives also contain market or performance-based vesting conditions. The RSUs generally vest over the service period of one to three years.
RSU activity during the three months ended March 31, 2024 was as follows:

	RSUs	Time-based	Performance-based	Market-based	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	17,434,138	12,351,544	1,805,550	3,277,044	$4.30
Granted	4,670,060	4,140,512	529,548	0	2.05
Vested(1)	(5,880,927)	(4,545,030)	(866,890)	(469,007)	4.53
Forfeited	(847,984)	(631,315)	(216,669)	0	6.48
Unvested as of March 31, 2024	15,375,287	11,315,711	1,251,539	2,808,037	$3.42

(1) Common stock has not been issued in connection with 2,084,048 vested RSUs because such RSUs were unsettled as of March 31, 2024. These RSUs will be settled by December 31, 2024.
During the three months ended March 31, 2024 and 2023, the Company recognized share-based compensation expense of $8.7 million and $5.8 million related to RSUs, respectively. Future share-based compensation expense for unvested RSUs as of March 31, 2024 was $36.4 million, which is to be recognized over a weighted-average period of 1.9 years.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CEO RSUs
In May 2021, Legacy Forge’s board of directors granted the Chief Executive Officer a performance and market condition-based option covering 3,122,931 shares of Legacy Forge's Class AA common stock with an exercise price of $3.9760 per share.
Effective June 15, 2023, and pursuant to approval by the Company's stockholders at the Company's 2023 annual stockholder meeting held on June 14, 2023 (the "Annual Meeting"), the Company cancelled the performance and market condition-based option and concurrently granted a market-based RSU award (the “CEO RSU”) representing the right to receive up to 2,339,030 shares of the Company’s common stock under the 2022 Plan based on the achievement of three specified stock price performance metrics. The CEO RSU is divided into three tranches that will vest if the average closing price of the Company’s common stock meets or exceeds $4.00, $8.00, or $12.00 for any trailing 20 trading day period. The CEO RSU will be forfeit when the Chief Executive Officer ceases to provide services to the Company.
The Company concluded that the cancellation of the CEO Option and the concurrent grant of a replacement award, the CEO RSU, was accounted for as a modification of the terms of the cancelled award. The vesting condition in connection with the achievement of a target price per common stock share qualifies as a market condition, and the condition related to continuous service as the Chief Executive Officer qualifies as a service condition. Total incremental compensation cost resulting from the modification was $0.3 million. As of March 31, 2024, the market condition had not been met and none of the CEO RSU was vested.
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
During the three months ended March 31, 2024 and 2023, 469,007 and 469,010 Executive Retention RSUs were vested, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized share-based compensation expense of $1.1 million and $1.3 million related to the Executive Retention RSUs, respectively. There was no remaining unrecognized share-based compensation expense for the Executive Retention RSUs as of March 31, 2024.
Executive RSUs
On April 24, 2023, the Compensation Committee and the board of directors granted a total of 4,938,261 RSUs to certain executives. 3,132,711 of the RSUs granted are subject to time-based vesting conditions (the "Time-Based RSUs") and 1,805,550 of the RSUs granted are subject to performance-based vesting conditions upon certification by the Compensation

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Committee and the board of directors, in addition to time-based vesting conditions (the "Performance-Based RSUs," and together with the Time-Based RSUs, the "Executive RSUs"). The fair value per share for the Executive RSUs was determined by reference to the market price of the Company's shares at the date of the grant, which was $1.46 per share. On January 31, 2024, the performance-based vesting conditions of the Performance-Based RSUs were certified by the Compensation Committee and the board of directors based on the extent of achievement of the Company's revenue goals for the fiscal year ended December 31, 2023. Accordingly, the Performance-Based RSUs will vest in accordance with their terms, subject to the applicable executive's continued service through each applicable vesting date.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes
The Company’s effective tax rate from continuing operations was 1.2% and 0.9% for the three months ended March 31, 2024 and 2023, respectively. The Company’s full valuation allowance in the United States caused the year-to-date effective tax rate to be different from the U.S. federal statutory tax rate.
13. Net Loss per Share
The Company has one class of common stock. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period using the two-class method. The Company’s stock options, warrants, and early exercised stock options are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders because the holders of these securities do not have a contractual right to share in the Company's losses, and their effect would be antidilutive. Therefore, the net loss for the three months ended March 31, 2024 and 2023, was attributed to common stockholders only.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to Forge Global Holdings, Inc., basic	$(18,624)	$(21,188)
Net loss attributable to common stockholders, diluted	$(18,624)	$(21,188)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, basic	179,910,522	171,816,522
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, diluted	179,910,522	171,816,522
Net loss per share attributed to common stockholders:
Basic	$(0.10)	$(0.12)
Diluted	$(0.10)	$(0.12)
The following potentially dilutive shares were excluded in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	March 31, 2024	March 31, 2023
Warrants to purchase common stock(1)	3,282,652	3,282,652
Private Placement Warrants	7,386,667	7,386,667
Common stock subject to repurchase	366,145	884,677
Outstanding options	7,410,497	12,519,275
Restricted stock units	15,375,287	8,785,620
Total	33,821,248	32,858,891
(1) Warrants to purchase common stock includes the December 2023 Warrants. See Note 10, "Warrants" for additional information.
14. Related Party Transactions
On September 7, 2022 the Company and DBAG formed a subsidiary, Forge Europe GmbH. DBAG is a stockholder of the Company and one of the Company's directors is affiliated with DBAG. See Note 1, "Organization and Description of Business", for additional information.

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
While not contractually required, FGA may, at its sole discretion, absorb certain expenses on behalf of the Investment Funds. Audit and accounting related services are recorded in professional services in the unaudited condensed consolidated statements of operations. Professional services expenses of $0.2 million and $0.4 million were recognized during the three months ended March 31, 2024 and 2023, respectively.
A family member of one of the Company’s executive officers is a portfolio manager for investment funds that engage in secondary transactions with the Company in the ordinary course of business. Such transactions became related party transactions upon the employee's appointment to executive officer in April 2023. For the three months ended March 31, 2024 and 2023, the total value of such transactions was $0.0 million and $2.7 million, respectively, and the aggregate marketplace revenue, less transaction-based expenses, that the Company received from the funds for such transactions was $0.0 million and less than $0.1 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provide information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read together with the unaudited condensed consolidated financial statements and related notes to those statements in this Report, as well as our audited consolidated financial statements and related notes to those statements included in our Annual Report on Form 10-K filed with the SEC on March 26, 2024 (the "Annual Report"). This discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Report.
Effective with our Annual Report filed on March 26, 2024, we have renamed a category of our revenue, previously described as “Placement Fee” revenue, to “Marketplace” revenue in order to align with the types of revenue included in this category. Marketplace revenue includes placement fees, subscription fees earned from our data products, and private company solutions revenue. We believe this name better describes the revenue included therein and therefore is more useful to investors by better characterizing the underlying types of revenue included. We have not adjusted methodology, assumptions, or otherwise changed any aspects of “Placement Fee” revenue in making this name change to “Marketplace" revenue, and this category of revenue remains comparable to prior period presentations.
Unless the context otherwise requires, references in this section to "Forge," the “Company,” “we,” “us,” and “our,” refer to Forge Global Holdings, Inc. and its subsidiaries.
Business Overview
Forge is building the private market of the future — a more accessible, transparent, and liquid market for participating in private market growth. We offer a trusted trading platform, proprietary data, and insights to inform investment strategies, along with custody services to help companies, stockholders, institutions, and accredited investors confidently navigate and transact in the private market. Our scaled and integrated business model is at the nexus of the private market ecosystem, which we believe creates a sustaining competitive advantage fueling our customers' participation in the private market and our growth. The key solutions offered by our platform include:
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
Market Trends
Our results of operations are impacted by the overall health of the economy and consumer and institutional investing patterns, which include the following key drivers:
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
•Macroeconomic Environment. Customer and business behavior and risk appetite is impacted by the overall macroeconomic environment. Despite a higher interest rate environment the economy has shown resilience; however, market uncertainty continues. Volatility and liquidity risks to private equity valuations, as well as uncertainty around settlement prices for illiquid assets, could impact investor appetite and investment preferences across the alternative investment and private markets space.

Types of Structures
We have facilitated direct trades, trades in both our own special purpose vehicles (each, an "Investment Fund") and other firms’ funds, and certain forward agreements. We may adjust marketplace revenue to account for the operational costs of these transaction types, and we incur certain transaction-based costs depending on the structure. The mix of trades in different structures will impact our overall take rate and revenues.
Types of Buyers/Sellers
The type of customer may influence our marketplace revenue. Examples of a type of customer are institutional and individual customers, who may receive various placement fee rates depending on different factors. Having customers that come to our platform through third-party brokers or our private company solutions may also impact our marketplace revenue. The mix of customers in any given period may impact our overall take rate and revenues.
Use of Third-Party Brokers and Referral Partners
When working with a third-party broker or partner, we share a portion of the marketplace revenue, which are recognized in our unaudited condensed consolidated financial statements under transaction-based expenses. The mix of fees paid to third-party brokers and partners fluctuates each time period, which we expect to continue based on the size of our order book and our number of partners, as well as changes in the market overall.
Custodial administration fees
We generate revenue from account maintenance fees, asset fees, and cash administration fees. The cash administration fees are based on prevailing interest rates and customer cash balances, and currently make up the majority of custodial administration fee revenue. With respect to the account maintenance fees, we assess a flat quarterly fee per account, with additional fees based on the number and types of assets held and the number and type of transactions executed. The account revenues depend on the number of Total Custodial Accounts, which include accounts customers open directly with us and the activity within these accounts, as well as accounts we custody on behalf of partners. Our business depends on maintaining and growing the number of Total Custodial Accounts.
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

	Three Months Ended			QoQ		YoY
Dollars in thousands	March 31, 2024	December 31, 2023	March 31, 2023	Change	% Change	Change	% Change
TRADING BUSINESS
Trades	605	435	306	170	39%	299	98%
Volume	$262,538	$250,414	$128,163	$12,124	5%	$134,375	105%
Net Take Rate	3.2%	3.2%	3.6%	0.1%	2%	(0.4)%	(10)%
Marketplace revenues, less transaction-based expenses	$8,491	$7,971	$4,613	$520	7%	$3,878	84%

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
•Net Take Rates are defined as our marketplace revenues, less transaction-based expenses, divided by Volume. These represent the percentage of fees earned by our platform on any transactions executed from the commission we charged on such transactions, less transaction-based expenses, which is a determining factor in our revenue. The Net Take Rate can vary based upon the service or product offering and is also affected by the average order size and transaction frequency.

	As of			QoQ		YoY
Dollars in thousands	March 31, 2024	December 31, 2023	March 31, 2023	Change	% Change	Change	% Change
CUSTODY BUSINESS
Total Custodial Accounts	2,152,777	2,078,868	1,937,248	73,909	4%	215,529	11%
Assets Under Custody	$16,454,327	$15,647,469	$14,828,350	$806,858	5%	$1,625,977	11%
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

We define Adjusted EBITDA as net loss attributable to Forge Global Holdings, Inc., adjusted to exclude: (i) interest income, (ii) provision for income taxes, (iii) net loss attributable to noncontrolling interest, (iv) depreciation and amortization, (v) share-based compensation expense, (vi) change in fair value of warrant liabilities, and (vii) other significant gains, losses, and expenses such as impairments or acquisition-related transaction costs that we believe are not indicative of our ongoing results.
The following table reconciles net loss attributable to Forge Global Holdings, Inc. to our Adjusted EBITDA for the periods presented below (in thousands):

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Net loss attributable to Forge Global Holdings, Inc.	$(18,624)	$(25,796)	$(21,188)
Add:
Interest (income) expense, net	(1,709)	(1,868)	(1,509)
Provision for income taxes	216	50	185
Net loss attributable to noncontrolling interest	(370)	(435)	(73)
Depreciation and amortization	1,816	1,708	1,789
Loss on impairment of long lived assets	—	63	536
Impairment of right-of-use assets	186	—	—
Share-based compensation expense	9,467	8,891	7,401
Change in fair value of warrant liabilities	(4,447)	3,750	(168)
Adjusted EBITDA	$(13,465)	$(13,637)	$(13,027)
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
We categorize our services into the following categories:
Marketplace revenue — We maintain a platform which generates revenues through our Forge Markets offering with volume-based fees sourced from institutions, individual investors, and private equity holders. Marketplace revenue represents fees charged by us for executing a private placement on our platform. We earn agency marketplace revenue in non-underwritten transactions, such as private placements of equity securities. We receive marketplace revenue on these transactions and believe that our trade execution performance obligation is completed upon the placement and consummation of a transaction and, as such, revenue is earned on the transaction date with no further obligation to the customer at that time. We enter into arrangements with individual accredited customers or Investment Funds to execute private placements in the secondary market. Revenues generated from our data solutions are classified as part of marketplace revenue in our unaudited condensed consolidated statements of operations (see Subscription Fees below).
Custodial administration fees — We generate revenue from account maintenance fees, asset fees, transaction fees, and cash administration fees. The cash administration fees are based on prevailing interest rates and customer cash balances, and currently make up the majority of custodial administration fee revenue. With respect to the account maintenance fees, we assess a flat quarterly fee per account, with additional fees based on the number and types of assets held and the number and type of transactions executed. The account revenues depend on the number of Total Custodial Accounts, which include accounts customers opened directly with us and the activity within these accounts as well as accounts we custody on behalf of partners. Revenues from custodial administration fees are recognized either over time as underlying performance obligations are met and day-to-day maintenance activities are performed for custodial accounts, or at a point in time upon completion of transactions requested by custodial account holders.
Subscription Fees — We generate revenues through our Forge Data offerings with subscription fees earned from our data products, including Forge Intelligence and Forge Pro, and subscription fees earned from our private company solutions. Subscription fees for the periods presented were included as part of marketplace revenue in the unaudited condensed consolidated statements of operations.
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
Change in fair value of warrant liabilities
Changes in the fair value of warrant liabilities are related to warrant liabilities that are marked-to-market each reporting period with the change in fair value recorded in the accompanying unaudited condensed consolidated statements of operations until the warrants are exercised, expire or other facts and circumstances that could lead the warrant liabilities to be reclassified to stockholders’ equity.
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
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations for the interim periods indicated (in thousands):

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Total revenues, less transaction-based expenses	$19,213	$18,878	$15,460
Operating expenses:
Compensation and benefits	29,843	28,027	25,762
Other	14,380	15,266	12,666
Total operating expenses	44,223	43,293	38,428
Operating loss	$(25,010)	$(24,415)	$(22,968)
Total interest and other income (expense)	6,232	(1,766)	1,892
Loss before provision for income taxes	$(18,778)	$(26,181)	$(21,076)
Provision for income taxes	216	50	185
Net loss	$(18,994)	$(26,231)	$(21,261)
Net loss attributable to noncontrolling interest	(370)	(435)	(73)
Net loss attributable to Forge Global Holdings, Inc.	$(18,624)	$(25,796)	$(21,188)

Revenue

	Three Months Ended			QoQ		YoY
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023	Change	% Change	Change	% Change
Marketplace revenues	$8,520	$8,152	$4,632	$368	5%	$3,888	84%
Custodial administration fees	10,722	10,907	10,847	(185)	(2)%	(125)	(1)%
Total revenues	$19,242	$19,059	$15,479	$183	1%	$3,763	24%
Transaction-based expenses	(29)	(181)	(19)	152	(84)%	$(10)	53%
Total revenues, less transaction-based expenses	$19,213	$18,878	$15,460	$335	2%	$3,753	24%
Comparison of Three Months Ended March 31, 2024 and December 31, 2023
Total revenues, less transaction-based expenses, increased $0.3 million, or 2%.
Marketplace revenue increased by $0.4 million, or 5%, driven by a 5% increase in volume and a modest improvement in net take rate.
Custodial administration fees decreased by $0.2 million, or 2%, driven by declining cash deposits leading to lower revenue for cash administration services. To the extent this trend continues, or interest rates decline, custodial administration fee revenue could decline. Total custodial accounts increased 4%, to 2,152,777, as of March 31, 2024.
Comparison of Three Months Ended March 31, 2024 and March 31, 2023
Total revenues, less transaction-based expenses, increased $3.8 million, or 24%.
Marketplace revenue increased by $3.9 million, or 84%, driven by a 105% increase in trade volume offset in part by a 36 basis point decrease in net take rate.
Custodial administration fees decreased by $0.1 million, or 1%, driven by declining cash deposits offset in part by rate increases.
Compensation and benefits

	Three Months Ended			QoQ		YoY
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023	Change	% Change	Change	% Change
Salary	$14,872	$13,377	$13,529	$1,495	11%	$1,343	10%
Incentive compensation and other bonus	3,935	4,262	3,261	(327)	(8)%	674	21%
Share-based compensation	9,467	8,891	7,401	576	6%	2,066	28%
Benefits and other	1,570	1,497	1,571	73	5%	(1)	—%
Total compensation and benefits	$29,844	$28,027	$25,762	$1,817	6%	$4,082	16%
Comparison of Three Months Ended March 31, 2024 and December 31, 2023
Compensation and benefits expense increased $1.8 million, or 6%.
Salary expense increased $1.5 million due to the impact of annual increases effective January 1, 2024, higher employer payroll-related tax expense, and higher severance costs as the Company continues to align headcount to current and future business needs.
Incentive compensation and other bonus expense decreased $0.3 million primarily due to lower discretionary bonus accruals.

Share-based compensation expense increased $0.6 million primarily due to incentive grants awarded during the period, partially offset by forfeitures and lower amortization in connection with prior years' grants.
Comparison of Three Months Ended March 31, 2024 and March 31, 2023
Compensation and benefits expense increased $4.1 million, or 16%.
Salary expense increased $1.3 million due to the impact of annual increases and employer payroll-related taxes and increased headcount in connection with Forge Europe, offset in part by lower severance costs.
Incentive compensation and other bonus expense increased $0.7 million primarily driven by higher commissions in connection with the increase in marketplace revenue offset in part by lower discretionary bonus accruals.
Share-based compensation expense increased $2.1 million primarily due to new incentive grants awarded during the period under our 2022 Plan.
Other operating expenses

	Three Months Ended			QoQ			YoY
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023	Change		% Change	Change	% Change
Professional services	$2,217	$3,021	$2,736	$(804)		(27)%	$(519)	(19)%
Advertising and market development	1,090	1,023	677	67		7%	413	61%
Rent and occupancy	1,135	1,268	1,326	(133)		(10)%	(191)	(14)%
Technology and communications	3,060	3,879	3,390	(819)		(21)%	(330)	(10)%
General and administrative	5,062	4,367	2,748	695		16%	2,314	84%
Depreciation and amortization	1,816	1,708	1,789	108	100	6%	27	2%
Total other operating expenses	$14,380	$15,266	$12,666	$(886)		(6)%	$1,714	14%
Comparison of Three Months Ended March 31, 2024 and December 31, 2023
Other operating expenses decreased $0.9 million, or 6%.
Other operating expenses in the three months ended March 31, 2024 and December 31, 2023 include certain non-recurring charges, including $2.8 million and $2.5 million, respectively, related to litigation accruals and settlements and an impairment of $0.2 million recorded during the three months ended March 31, 2024 in connection with the Company's right-of-use asset. Cost containment efforts resulted in decreases of $0.6 million in third-party software engineers and $0.3 million in rent expense. Lower professional services expenses of $0.8 million are attributable to the Company's cost containment efforts as well as the timing of expenses in connection with legal matters and recruiting. These savings were partially offset by increases in travel costs, as the Company moves to a hybrid workplace and more in-office activities, and higher provisions for bad debts.
Comparison of Three Months Ended March 31, 2024 and March 31, 2023
Other operating expenses increased $1.7 million, or 14%.
Other operating expenses in the three months ended March 31, 2024 includes certain non-recurring charges, including $2.8 million related to litigation accruals and an impairment of $0.2 million recorded during the three months ended March 31, 2024 in connection with the Company's right-of-use asset. The three months ended March 31, 2023 includes capitalized software impairment losses of $0.5 million. Cost containment efforts resulted in decreases of $0.7 million in company liability insurance costs, $0.5 million in third-party software engineers, and $0.4 million in rent expense from rationalization of the Company's office space needs. Lower professional services expenses of $0.5 million are attributable to the Company's cost containment efforts as well as the timing of expenses in connection with consulting services and recruiting. These savings were partially offset by increases in advertising and marketing, travel costs, as the Company moves to a hybrid workplace and more in-office activities.

Total interest and other income (expenses)

	Three Months Ended			QoQ		YoY
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023	Change	% Change	Change	% Change
Interest income	$1,709	$1,868	$1,509	$(159)	(9)%	$200	13%
Change in fair value of warrant liabilities	4,447	(3,750)	168	8,197	219%	4,279	2,547%
Other income, net	76	116	215	(40)	(34)%	(139)	(65)%
Total interest and other income (expense)	$6,232	$(1,766)	$1,892	$7,998	453%	$4,340	229%
Comparison of Three Months Ended March 31, 2024 and December 31, 2023
Total interest and other income (expenses) increased $8.0 million, or 453%, primarily from the favorable change of $8.2 million in the fair value of warrant liabilities during the three months ended March 31, 2024. Changes in the fair value of warrant liabilities are primarily driven by changes in the closing price of the Company's stock on the valuation date and the stock price volatility assumption. Declining interest income is the result of lower average Company cash balances.
Comparison of Three Months Ended March 31, 2024 and March 31, 2023
Total interest and other income (expenses) increased $4.3 million, or 229%, primarily from the favorable change of $4.3 million in the fair value of warrant liabilities. Interest income increased $0.2 million driven by favorable interest rates earned on the Company's cash balances.
Liquidity and Capital Resources
To date, we have financed our operations primarily through revenue from operations, issuances of securities, issuances of debt, and proceeds from the Business Combination. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and investments in business acquisitions.
As of March 31, 2024, our principal source of liquidity is our cash and cash equivalents balance of $129.6 million. Since our inception, we have generated operating losses as reflected in our accumulated deficit. We had an accumulated deficit of $299.3 million as of March 31, 2024.
We believe our existing cash and cash equivalents as of March 31, 2024 will be sufficient to meet our operating working capital and capital expenditure requirements for at least twelve months from the date of this Report. Our future financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform, and the expansion of sales and marketing activities. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
We intend to continue to make investments in product development, sales efforts, and additional general and administrative costs. We expect to continue to maintain financing flexibility in the current market conditions. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
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

Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in:
Operating activities	$(12,375)	$(17,715)
Investing activities	$(400)	$(71)
Financing activities	$(2,076)	$(496)
Operating Activities
Cash used in operating activities for the three months ended March 31, 2024 of $12.4 million was primarily driven by our net loss of $19.0 million, adjusted for non-cash charges of $7.8 million and net cash outflows of $1.1 million in connection with changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $9.5 million, a decrease in the fair value of warrant liabilities of $4.4 million, and depreciation and amortization of $1.8 million. The main driver of the cash outflows from the changes in operating assets and liabilities was related to a decrease in accrued compensation and benefits of $4.0 million attributable to the payments during the quarter of incentive compensation related to the prior year.
Cash used in operating activities for the three months ended March 31, 2023 of $17.7 million was primarily related to our net loss of $21.3 million, adjusted for non-cash charges of $10.5 million and net cash outflows of $7.0 million related to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $7.4 million and depreciation and amortization of $1.8 million. The main driver of the cash outflows from the changes in operating assets and liabilities were driven by a decrease in accrued compensation and benefits of $6.7 million.
Investing Activities
Cash used in investing activities was $0.4 million and $0.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively, which consisted primarily of cash paid for leasehold improvements.
Financing Activities
Cash used in financing activities was $2.1 million and $0.5 million for the three months ended March 31, 2024 and March 31, 2023, which consisted primarily of cash paid related to net share settlements of equity awards.
Contractual Obligations
Our contractual obligations have not changed materially outside of the normal course of business as disclosed in our Annual Report, except as described in Note 8, "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
Refer to Note 14, "Related Party Transactions" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report.
Recent Accounting Pronouncements
See the section titled "Summary of Significant Accounting Policies" in Note 2 of our Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

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
Item 1A. Risk Factors
An investment in our securities is subject to numerous risks and uncertainties, and the following is a summary of key risk factors when considering an investment. You should read this summary together with the more detailed description of these and other risk factors previously described in the section titled "Item 1A. Risk Factors" in our Annual Report. There have been no material changes from the risk factors previously described in the Annual Report.

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

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408 except as follows:

On December 15, 2023, the following officers each adopted 10b5-1 trading plans (each, a "Trading Plan") providing exclusively for the sale of shares necessary to satisfy tax withholding obligations arising from the settlement of RSUs as disclosed under "Item 9B. Other Information" of our Annual Report: 1) Kelly Rodriques, the Company's Chief Executive Officer, 2) Mark Lee, the Company's Chief Financial Officer, 3) Andrew Sievers, the Company's Chief Operating Officer, 4) Jennifer Phillips, the Company's Chief Revenue and Growth Officer, 5) Johnathan Short, the Company's Chief Legal Officer, and 6) Catherine Dondzila, the Company's Chief Accounting Officer. The Trading Plans were adopted in anticipation of a change in the default tax withholding method for such officers from net settlement to sell-to-cover. Following the adoption of the Trading Plans, the anticipated change to sell-to-cover was not adopted by the Compensation Committee. Accordingly, such officers each terminated their respective Trading Plan on March 28, 2024. Prior to their termination, such officers had not sold any shares under their respective Trading Plan.
Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.
Exhibit Index

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith
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

Forge Global Holdings, Inc.

Date: May 7, 2024	By: /s/ Kelly Rodriques
Kelly Rodriques
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2024	By: /s/ Mark Lee
Mark Lee
Chief Financial Officer (Principal Financial Officer)