Form 10-Q
period 2024-06-30
Forge Global Holdings, Inc.
filed 2024-08-07
CIK 1827821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of August 7, 2024, the registrant had 183,158,492 shares of common stock, $0.0001 par value per share, outstanding.

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

•effectively respond to changing macroeconomic and business conditions;
•execute our business strategy, including monetization of services provided;
•anticipate the uncertainties inherent in the development of new business lines, strategies, products, and services;
•anticipate rapid technological changes and competitive threats;
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
•adequately support data governance and data privacy controls related to personal information and consumer data;
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

Part I - Financial Information

FORGE GLOBAL HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$120,475	$144,722
Restricted cash	1,089	1,062
Accounts receivable, net	4,524	4,067
Prepaid expenses and other current assets	10,930	13,253
Total current assets	$137,018	$163,104
Internal-use software, property and equipment, net	3,993	5,192
Goodwill and other intangible assets, net	127,961	129,919
Operating lease right-of-use assets	7,324	4,308
Payment-dependent notes receivable, noncurrent	6,758	5,593
Other assets, noncurrent	2,606	2,615
Total assets	$285,660	$310,731
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,656	$1,831
Accrued compensation and benefits	9,079	11,004
Accrued expenses and other current liabilities	6,818	8,861
Operating lease liabilities, current	3,357	2,516
Total current liabilities	20,910	24,212
Operating lease liabilities, noncurrent	5,326	2,707
Payment-dependent notes payable, noncurrent	6,758	5,593
Warrant liabilities	2,889	9,616
Other liabilities, noncurrent	303	185
Total liabilities	36,186	42,313
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 182,670,074 and 176,899,814 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	19	18
Treasury stock, at cost; 157,193 shares as of June 30, 2024 and December 31, 2023, respectively	(625)	(625)
Additional paid-in capital	558,266	543,846
Accumulated other comprehensive income	721	911
Accumulated deficit	(312,986)	(280,638)
Total Forge Global Holdings, Inc. stockholders’ equity	245,395	263,512
Noncontrolling interest	4,079	4,906
Total stockholders’ equity	249,474	268,418
Total liabilities and stockholders’ equity	$285,660	$310,731
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Marketplace revenues	$11,679	$5,723	$20,199	$10,355
Custodial administration fees	10,603	10,997	21,325	21,844
Total revenues	22,282	16,720	41,524	32,199
Transaction-based expenses:
Transaction-based expenses	(256)	(83)	(285)	(102)
Total revenues, less transaction-based expenses	22,026	16,637	41,239	32,097
Operating expenses:
Compensation and benefits	28,784	25,154	58,627	50,916
Technology and communications	2,649	3,475	5,709	6,865
Professional services	1,605	3,265	3,822	6,001
Advertising and market development	1,243	876	2,333	1,553
Rent and occupancy	1,107	1,148	2,242	2,474
General and administrative	2,508	3,525	7,570	6,273
Depreciation and amortization	1,781	1,747	3,597	3,536
Total operating expenses	39,677	39,190	83,900	77,618
Operating loss	(17,651)	(22,553)	(42,661)	(45,521)
Interest and other income (expense):
Interest income	1,495	1,319	3,204	2,828
Change in fair value of warrant liabilities	2,280	(3,790)	6,727	(3,622)
Other income, net	94	217	170	432
Total interest and other income (expense)	3,869	(2,254)	10,101	(362)
Loss before provision for income taxes	(13,782)	(24,807)	(32,560)	(45,883)
Provision for income taxes	258	293	474	478
Net loss	(14,040)	(25,100)	(33,034)	(46,361)
Net loss attributable to noncontrolling interest	(316)	(211)	(686)	(284)
Net loss attributable to Forge Global Holdings, Inc.	$(13,724)	$(24,889)	$(32,348)	$(46,077)
Net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	$(0.08)	$(0.14)	$(0.18)	$(0.27)
Diluted	$(0.08)	$(0.14)	$(0.18)	$(0.27)
Weighted-average shares used in computing net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	182,681,065	173,289,549	181,680,268	172,565,508
Diluted	182,681,065	173,289,549	181,680,268	172,565,508
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(14,040)	$(25,100)	$(33,034)	$(46,361)
Foreign currency translation adjustment	(76)	(53)	(331)	175
Comprehensive loss	(14,116)	(25,153)	(33,365)	(46,186)
Less: Comprehensive loss attributable to noncontrolling interest	(348)	(232)	(827)	(214)
Comprehensive loss attributable to Forge Global Holdings, Inc.	$(13,768)	$(24,921)	$(32,538)	$(45,972)

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands of U.S. dollars, except share data)

	Common Stock			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount	Treasury Stock
Balance as of December 31, 2023	176,899,814	$18	$(625)	$543,846	$(280,638)	$911	$4,906	$268,418
Issuance of common stock upon release of restricted stock units	3,866,866	(*)	—	(*)	—	—	—	—
Tax withholding related to vesting of restricted stock units	(1,073,222)	(*)	—	(2,302)	—	—	—	(2,302)
Issuance of common stock upon exercise of vested options	317,769	(*)	—	227	—	—	—	227
Vesting of early exercised stock options and restricted stock awards	—	(*)	—	36	—	—	—	36
Stock-based compensation expense	—	—	—	9,467	—	—	—	9,467
Net loss	—	—	—	—	(18,624)	—	(370)	(18,994)
Foreign-currency translation adjustment	—	—	—	—	—	(146)	(109)	(255)
Balance as of March 31, 2024	180,011,227	$18	$(625)	$551,274	$(299,262)	$765	$4,427	$256,597
Issuance of common stock upon release of restricted stock units	3,057,758	1	—	(1)	—	—	—	—
Tax withholding related to vesting of restricted stock units	(563,421)	(*)	—	(1,135)	—	—	—	(1,135)
Issuance of common stock upon exercise of vested options	174,659	(*)	—	234	—	—	—	234
Repurchase of early exercised stock options	(10,149)	—	—	—	—	—	—	—
Vesting of early exercised stock options and restricted stock awards	—	(*)	—	35	—	—	—	35
Stock-based compensation expense	—	—	—	7,859	—	—	—	7,859
Net loss	—	—	—	—	(13,724)	—	(316)	(14,040)
Foreign-currency translation adjustment	—	—	—	—	—	(44)	(32)	(76)
Balance as of June 30, 2024	182,670,074	$19	$(625)	$558,266	$(312,986)	$721	$4,079	$249,474
(*) amount less than 1

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands of U.S. dollars, except share data)

	Common Stock			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount	Treasury Stock
Balance as of December 31, 2022	172,560,916	$18	$—	$509,094	$(190,418)	$693	$6,074	$325,461
Issuance of common stock upon release of restricted stock units	1,464,968	(*)	—	(*)	—	—	—	—
Tax withholding related to vesting of restricted stock units	(326,812)	(*)	—	(557)	—	—	—	(557)
Issuance of common stock upon exercise of vested options	117,215	(*)	—	61	—	—	—	61
Repurchase of early exercised stock options	(8,132)	(*)	—	—	—	—	—	—
Vesting of early exercised stock options and restricted stock awards	—	—	—	131	—	—	—	131
Stock-based compensation expense	—	—	—	7,401	—	—	—	7,401
Net loss	—	—	—	—	(21,188)	—	(73)	(21,261)
Foreign-currency translation adjustment	—	—	—	—	—	137	91	228
Balance as of March 31, 2023	173,808,155	$18	$—	$516,130	$(211,606)	$830	$6,092	$311,464
Issuance of common stock upon release of restricted stock units	243,473	(*)	—	(*)	—	—	—	—
Issuance of common stock upon exercise of vested options	335,085	(*)	—	269	—	—	—	269
Vesting of early exercised stock options and restricted stock awards	—	—	—	67	—	—	—	67
Stock-based compensation expense	—	—	—	8,809	—	—	—	8,809
Net loss	—	—	—	—	(24,889)	—	(211)	(25,100)
Foreign-currency translation adjustment	—	—	—	—	—	(32)	(21)	(53)
Balance as of June 30, 2023	174,386,713	$18	$—	$525,275	$(236,495)	$798	$5,860	$295,456
(*) amount less than 1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(33,034)	$(46,361)
Adjustments to reconcile net loss to net cash used in operations:
Share-based compensation	17,326	16,210
Depreciation and amortization	3,597	3,536
Amortization of right-of-use assets	1,305	1,579
Allowance for doubtful accounts	216	171
Impairment of right-of-use assets	186	—
Loss on impairment of long lived assets	—	536
Change in fair value of warrant liabilities	(6,727)	3,622
Changes in operating assets and liabilities:
Accounts receivable	(673)	(1,313)
Prepaid expenses and other assets	(4,228)	219
Accounts payable	62	(1,229)
Accrued expenses and other liabilities	(1,854)	1,288
Accrued compensation and benefits	(1,926)	(7,514)
Operating lease liabilities	(1,046)	(2,081)
Other	(10)	—
Net cash used in operating activities	$(26,806)	$(31,337)
Cash flows from investing activities:
Receipts of term deposit maturities	6,559	—
Purchases of property and equipment	(667)	(99)
Purchases of term deposits	—	(2,665)
Net cash provided by (used in) investing activities	5,892	(2,764)
Cash flows from financing activities:
Proceeds from exercise of options	461	330
Taxes withheld and paid related to net share settlement of equity awards	(3,437)	(557)
Net cash used in financing activities	(2,976)	(227)
Effect of changes in currency exchange rates on cash and cash equivalents	(331)	175
Net decrease in cash and cash equivalents	(24,221)	(34,153)
Cash, cash equivalents and restricted cash, beginning of the period	145,785	194,965
Cash, cash equivalents and restricted cash, end of the period	$121,564	$160,812

Reconciliation of cash, cash equivalents and restricted cash to the amounts reported within the consolidated balance sheets
Cash and cash equivalents	$120,475	$159,526
Restricted cash	1,089	1,286
Total cash, cash equivalents and restricted cash, end of the period	$121,564	$160,812

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$4,506	$—
Vesting of early exercised stock options and restricted stock awards	71	198
Property and equipment purchases not yet paid	13	—
Issuance of common stock upon release of restricted stock units	1	—

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

In the normal course of business, the Company has transactions with various investment entities. In certain instances, the Company provides investment advisory services to pooled investment vehicles (each, an “Investment Fund”). The Company does not have discretion to make any investment, except for the specific investment for which an Investment Fund was formed. The Company performs an assessment to determine (a) whether the Company’s investments or other interests will absorb portions of a variable interest entity’s expected losses or receive portions of the entity’s expected residual returns and (b) whether the Company’s involvement, through holding interests directly or indirectly in the entity, would give it a controlling financial interest. The Company consolidates entities in which it, directly or indirectly, is determined to have a controlling financial interest. The Company has a majority ownership interest in Forge Europe GmbH ("Forge Europe") and accounts for Forge Europe as a fully consolidated subsidiary. The remaining interest, held by Deutsche Börse Aktiengesellschaft ("DBAG"), is reported as a noncontrolling interest in the unaudited condensed consolidated financial statements. DBAG is a related party of the Company.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, and accompanying notes are unaudited. These unaudited interim condensed consolidated financial statements (the "unaudited condensed consolidated financial statements") have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023 (the “audited consolidated financial statements”) that were included in the Company’s Annual Report on Form 10-K filed on March 26, 2024, which provides a more complete discussion of the Company’s accounting policies and certain other information. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2024 and its condensed consolidated results of operations and cash flows for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024 or any other future interim or annual periods.

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

The Company believes the estimates and assumptions underlying the unaudited condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2024. These estimates may change as new events occur and additional information is obtained, and related financial impacts will be recognized in the Company’s consolidated financial statements as soon as those events become known.

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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risks

The Company’s exposure to credit risk associated with its contracts with holders of private company equity (“sellers”) and investors (“buyers”) related to the transfer of private securities is measured on an individual counterparty basis. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, the Company’s exposure is monitored in light of changing counterparty and market conditions. As of June 30, 2024 and December 31, 2023, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

As of June 30, 2024 and December 31, 2023, no customers accounted for more than 10% of the Company’s accounts receivable. No customer accounted for more than 10% of total revenue, less transaction-based expenses, for the three and six months ended June 30, 2024 and 2023.

Revenue by Geographic Location

For the three and six months ended June 30, 2024 and 2023, revenue outside of the United States (including U.S. territories), based on customer billing address, was $1.8 million, $3.3 million, $1.0 million, and $1.9 million, respectively.

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

In connection with the Merger, the Company amended and restated its certificate of incorporation to authorize 2,100,000,000 shares of capital stock, consisting of (i) 2,000,000,000 shares of common stock, par value $0.0001 per share and (ii) 100,000,000 shares of preferred stock. The holders of common stock have exclusive voting power. Each share of common stock is entitled to one vote per share. The Company’s board of directors has the authority to issue shares of preferred stock in one or more series and to determine the preferences, privileges, and restrictions, including voting rights, of those shares. Upon the consummation of the Business Combination, the Company’s common stock and warrants began trading on the NYSE under the symbols “FRGE” and “FRGE WS”, respectively. On July 11, 2022, all such publicly listed warrants were redeemed and delisted from the NYSE. Additionally, on the Closing Date, all equity awards of Legacy Forge were assumed by the Company and converted into comparable equity awards that are settled or exercisable for shares of the Company’s common stock. As a result, each outstanding stock option of Legacy Forge was converted into an option to purchase shares of the Company’s common stock based on the Exchange Ratio and each outstanding warrant of Legacy Forge was converted into a warrant to purchase shares of the Company’s common stock based on the Exchange Ratio.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2024, the Company had authorized 2,000,000,000 and 100,000,000 shares of common stock and preferred stock, respectively, and the Company had 182,670,074 shares of common stock and no shares of preferred stock issued and outstanding.
4. Fair Value Measurements

Financial instruments consist of cash equivalents, restricted cash, term deposits, accounts receivable, accounts payable, accrued liabilities, payment-dependent notes receivable, payment-dependent notes payable, and warrant liabilities. Cash equivalents, term deposits, payment-dependent notes receivable, payment-dependent notes payable, and warrant liabilities are stated at fair value on a recurring basis. Restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value, due to the short time these financial instruments are held to the expected receipt or payment date.

The Company classifies money market funds within Level 1 of the fair value hierarchy because the Company values these investments using quoted market prices. The Company classifies term deposits as level 2 of the fair value hierarchy because these investments are valued using observable market inputs without quoted market prices. The Company classifies the December 2023 Warrants (as defined herein) within level 2 of the fair value hierarchy as these warrants are valued using a Black-Scholes option-pricing model with observable market inputs. The Company classifies Payment-dependent notes receivable and payable and its Private Placement Warrants (as defined herein) as Level 3 of the fair value hierarchy as the fair value measurements are based on valuation techniques that use significant inputs that are unobservable which are described in more detail below.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$73,766	$—	$—	$73,766
Term deposits (less than 90 days)	—	6,459	—	6,459
Term deposits (greater than 90 days)(1)(2)	—	1,047	—	1,047
Payment-dependent notes receivable, non-current	—	—	6,758	6,758
Total financial assets	$73,766	$7,506	$6,758	$88,030

Payment-dependent notes payable, non-current	$—	$—	$6,758	$6,758
December 2023 Warrants(3)	—	1,042	—	1,042
Private Placement Warrants	—	—	1,847	1,847
Total financial liabilities	$—	$1,042	$8,605	$9,647

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$130,132	$—	$—	$130,132
Term deposits (less than 90 days)	—	2,221	—	2,221
Payment-dependent notes receivable, non-current	—	—	5,593	5,593
Term deposits (greater than 90 days)(1)(2)	—	7,694	—	7,694
Total financial assets	$130,132	$9,915	$5,593	$145,640

Payment-dependent notes payable, non-current	$—	$—	$5,593	$5,593
December 2023 Warrants(3)	—	4,889	—	4,889
Private Placement Warrants	—	—	4,727	4,727
Total financial liabilities	$—	$4,889	$10,320	$15,209
(1) Included in Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
(2) Includes $0.6 million and $1.0 million term deposits required to fulfill the Company's obligations in connection with real estate lease agreements as of June 30, 2024 and December 31, 2023, respectively.
(3) On December 18, 2023, the then outstanding Junior Preferred Stock Warrants were modified and replaced with the December 2023 Warrants. See Note 10, "Warrants" for additional information.

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

Private Placement Warrants

The Company classifies the Private Placement Warrants within Level 3 due to the valuation technique used to estimate fair value. The Company used a combination of a Monte Carlo simulation and a binomial lattice model to estimate the fair value of the Private Placement Warrants. The Monte Carlo simulation was used for June 30, 2024 and a combination of the binomial lattice model Monte Carlo simulation was used for December 31, 2023. The Company estimated the fair value of the Private Placement Warrant liabilities, as of June 30, 2024 and December 31, 2023, respectively, using the following key assumptions:

	June 30, 2024	December 31, 2023
Fair value of underlying securities	$1.46	$3.43
Expected term (years)	2.7	3.2
Expected volatility	115.0%	117.0%
Risk-free interest rate	4.6%	4.0%
Expected dividend yield	0.0%	0.0%

Fair value per warrant	$0.25	$0.64

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded changes in the fair value of the liability related to the Private Placement Warrants for the three and six months ended June 30, 2024, and 2023, as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Balance as of beginning of period	$3,102	$190	$4,727	$222
Change in fair value of warrant liability(1)	(1,255)	2,570	(2,880)	2,538
Balance as of June 30,	$1,847	$2,760	$1,847	$2,760

(1) The change in fair value of warrant liability is recorded in the unaudited condensed consolidated statements of operations within Change in fair value of warrant liabilities.

Transfers Into and Out of Level 3

The Company transfers financial instruments out of Level 3 on the date when underlying input parameters are readily observable from existing market quotes. On December 18, 2023, the Junior Preferred Stock Warrants (as defined herein) were modified and replaced with the December 2023 Warrants and transferred from Level 3 to Level 2 upon modification as these warrants are valued using a Black-Scholes Option pricing model using observable market inputs. See Note 10, "Warrants" for additional information. For Payment-dependent notes payable and receivable, transfers from Level 3 to Level 1 generally relate to a company going public and listing on a national securities exchange. During the six months ended June 30, 2024 and 2023, there were no transfers of securities into or out of Level 3.

The following tables provide reconciliation for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2024 and 2023 (in thousands):

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2023	$5,593	$10,320
Change in fair value of payment-dependent notes receivable	1,165	—
Change in fair value of payment-dependent notes payable	—	1,165
Change in fair value of Private Placement Warrants	—	(2,880)
Balance as of June 30, 2024	$6,758	$8,605

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2022	$7,371	$7,977
Change in fair value of payment-dependent notes receivable	(1,541)	—
Change in fair value of payment-dependent notes payable	—	(1,541)
Change in fair value of Junior Preferred Stock Warrants (1)	—	1,084
Change in fair value of Private Placement Warrants	—	2,538
Balance as of June 30, 2023	$5,830	$10,058
(1) On December 18, 2023, the Junior Preferred Stock Warrants were modified and replaced with the December 2023 Warrants and transferred from Level 3 to Level 2 upon modification as these warrants are valued using a Black-Scholes Option pricing model using observable market inputs. See Note 10, "Warrants" for additional information.

5. Condensed Consolidated Balance Sheet Components

Accounts Receivable, net

Accounts receivable and allowance for doubtful accounts consisted of the following (in thousands):

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2024	December 31, 2023
Accounts receivable	$5,801	$5,128
Allowance for doubtful accounts	(1,277)	(1,061)
Accounts receivable, net	$4,524	$4,067

During the three and six months ended June 30, 2024, the Company increased the allowance for doubtful accounts by $0.1 million and $0.2 million, respectively. During the three and six months ended June 30, 2023, the Company increased the allowance for doubtful accounts by less than $0.1 million and $0.2 million, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Indemnity escrow receivable(1)	$3,003	$1,581
Prepaid insurance	2,367	1,084
Prepaid software	1,804	1,484
Term deposits (greater than 90 days)	1,047	7,694
Other prepaid expenses	755	801
Other current assets	1,954	609
Prepaid expenses and other current assets	$10,930	$13,253

(1) As of June 30, 2024 and December 31, 2023, the Company had an indemnity escrow receivable of $3.0 million and $1.6 million, respectively, in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets, which it expects to collect from the escrow related to the acquisition of IRA Services, Inc.
Internal-Use Software, Property and Equipment, Net

Internal-use software, property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Capitalized internal-use software	$8,995	$9,000
Leasehold improvements	1,208	866
Furniture and fixtures	535	485
Computer equipment	163	125
	$10,901	$10,476
Less: accumulated depreciation and amortization	(6,908)	(5,284)
Internal-use software, and property and equipment, net	$3,993	$5,192

The Company recorded depreciation expense related to property and equipment of $0.2 million and $0.3 million for the three and six months ended June 30, 2024 and less than $0.1 million and $0.1 million for the three and six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, long-lived assets located outside of the United States were not material.

For the three and six months ended June 30, 2024, the Company recorded amortization expense on capitalized internal-use software placed in service of $0.6 million and $1.4 million. For the three and six months ended June 30, 2023, the Company recorded amortization expense on capitalized internal-use software placed in service of $0.7 million and $1.4 million. There were no impairments on capitalized internal-use software for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, the Company recorded impairment losses of $0.0 million and $0.5 million,

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
respectively, related to the capitalized costs of internally developed software. Impairments are recorded in general and administrative expense within the unaudited condensed consolidated statements of operations.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Payable to client(1)	$1,669	$1,693
Accrued taxes and deferred tax liabilities	1,384	1,479
Accrued other professional services	790	696
Accrued legal(2)	688	2,470
Common stock unvested liability	147	223
Other current liabilities(3)	2,140	2,300
Total	$6,818	$8,861

(1) Payable to client represents funds held on account for the benefit of custodial customers.
(2) Accrued legal included regular recurring legal fees and accruals for loss contingencies. See Note 8, "Commitments and Contingencies" for additional information.
(3) The Company includes contract liabilities within Other current liabilities on the condensed consolidated balance sheets. Contract liabilities consist of deferred revenue, which relates to amounts invoiced in advance of performance under a revenue contract. The total contract liabilities related to advance billings for data subscriptions of $0.9 million and $0.4 million as of June 30, 2024 and December 31, 2023, respectively, are recorded in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. The Company recognized $0.2 million and $0.3 million of revenue during the three and six months ended June 30, 2024 that was included in deferred revenue recorded in accrued expenses and other current liabilities at December 31, 2023.

6. Goodwill and Intangible Assets, Net

The components of goodwill and intangible assets and accumulated amortization are as follows (in thousands):

	As of June 30, 2024
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Goodwill from acquisitions	Indefinite	$120,948	$—	$120,948
Finite-lived intangible assets:
Developed technology	0.3 years	13,200	(12,213)	987
Customer relationships	5.1 years	7,507	(4,137)	3,370
Launched in-process research and development assets	2.2 years	960	(528)	432
Total finite-lived intangible assets		21,667	(16,878)	4,789
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total intangible assets		$144,839	$(16,878)	$127,961

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2023
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Goodwill from acquisitions	Indefinite	$120,948	$—	$120,948
Finite-lived intangible assets:
Developed technology	0.8 years	13,200	(10,820)	2,380
Customer relationships	5.4 years	7,507	(3,669)	3,838
Launched in-process research and development assets	2.7 years	960	(431)	529
Total finite-lived intangible assets		21,667	(14,920)	6,747
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total intangible assets		$144,839	$(14,920)	$129,919

Amortization expense related to finite-lived intangible assets for the three and six months ended June 30, 2024 was $1.0 million and $2.0 million, respectively, and is included in depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of operations. Amortization expense related to finite-lived intangible assets for the three and six months ended June 30, 2023 was $1.0 million and $2.0 million, respectively, and is included in depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of operations.

The table below presents estimated future amortization expense for finite-lived intangible assets as of June 30, 2024 (in thousands):

Amount
Remainder of 2024	$1,505
2025	802
2026	754
2027	610
2028	610
Thereafter	508
Total	$4,789
7. Leases

The Company leases real estate for office space under operating leases.

As of June 30, 2024, the remaining lease terms varied from 0.25 to 5.1 years. For certain leases, the Company has an option to extend the lease term for a period of 5 years. This renewal option is not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.

Operating lease expense, included in rent and occupancy in the unaudited condensed consolidated statements of operations, were as follows (in thousands):

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$923	$834	$1,706	$1,792
Variable lease expense	97	223	201	472
Total operating lease expenses (1)	$1,020	$1,057	$1,907	$2,264

Sublease income (2)	$95	$226	$191	$452
(1) Operating lease expense is included in rent and occupancy in the unaudited condensed consolidated statements of operations.
(2) Sublease income is included in other income (expenses), net in the unaudited condensed consolidated statements of operations.

As of June 30, 2024 and December 31, 2023, the weighted-average remaining lease term was 4.3 and 1.9 years, respectively. As of June 30, 2024 and December 31, 2023, the weighted-average discount rate was 7.1% and 7.0%, respectively.

The Company entered into a new office lease which commenced on March 8, 2024, and recorded a right-of-use asset and liability of $4.5 million. During the six months ended June 30, 2024, it was determined that office space under an existing lease would no longer be used and the associated right-of-use asset was reduced to $0 and an impairment of $0.2 million was recognized in rent and occupancy expense in the unaudited condensed consolidated statements of operations. There were no right-of-use impairments recognized during the three and six months ended June 30, 2023.

Future undiscounted lease payments under operating leases as of June 30, 2024, were as follows (in thousands):

	Lease Payment Obligation	Sublease Income	Net Lease Obligation
Remaining 2024	$1,817	$(180)	$1,637
2025	3,864	(210)	3,654
2026	1,084	—	1,084
2027	1,117	—	1,117
2028	1,150	—	1,150
2029	888	—	888
Total undiscounted lease payments	$9,920	$(390)	$9,530
Less: imputed interest	(1,237)
Present value of future lease payments	8,683
Less: operating lease liabilities, current	3,357
Operating lease liabilities, noncurrent	$5,326
As of June 30, 2024, the Company did not have any lease contracts that had not yet commenced.
8. Commitments and Contingencies

The Company is subject to claims and lawsuits in the ordinary course of business, including arbitration, class actions, and other litigation, some of which include claims for substantial or unspecified damages. The Company may also be the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. The Company reviews these matters on an ongoing basis and provides disclosures and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management’s best estimate when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If no amount within the range is considered a better estimate than any other amount, an accrual for losses is recorded based on the bottom amount of the range. The Company's accrual for probable and estimable loss contingencies was $0.0 million and $1.9 million as of June 30, 2024 and December 31, 2023, respectively, and is recorded in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets and expensed in general and administrative expenses in the

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
unaudited condensed consolidated statements of operations. The Company monitors these matters for developments that would affect the likelihood of a loss and the accrued amount, if any, and adjusts the amount as appropriate.

Legal Proceedings

The Company is involved in a legacy matter arising prior to the Company’s October 2019 acquisition of IRA Services, Inc. On May 6, 2019, IRA Services, Inc. was named as a defendant in a matter (see Todd Allen Yancey v. Edwin Blue, et al., case no. 19-civ-0251, as amended) alleging claims including conversion, breach of oral contract, breach of fiduciary duty, and fraudulent misrepresentation. On June 27, 2024, the trial court entered a judgment that Forge Services, Inc. is not a successor-in-interest to IRA Services, Inc. and as such, the Company is no longer a party to this matter. Costs incurred by the Company in its defense are recoverable from the escrow related to the acquisition of IRA Services, Inc. See Note 5, "Consolidated Balance Sheet Components", for additional information.

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

401(k) Plan

The Company has established a tax-qualified retirement plan under Section 401(k) of the Internal Revenue Code for all of its U.S. employees, including executive officers, who satisfy certain eligibility requirements, including requirements relating to age and length of service. The Company matches 2% of every dollar contributed to the plan by employees, including executive officers, up to a maximum of $6,900. During the three and six months ended June 30, 2024, the Company recorded 401(k) contribution expense related to the defined contribution plan of $0.3 million and $0.5 million in compensation and benefits in the unaudited condensed consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recorded 401(k) contribution expense related to the defined contribution plan $0.2 million and $0.5 million, respectively, in compensation and benefits in the unaudited condensed consolidated statements of operations.

Non-Cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for its operating leases, software products, and services. As of June 30, 2024, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer, excluding operating lease obligations (see Note 7, "Leases," for additional information), as follows:

Amount
Remainder of 2024	$565
2025	936
2026	886
2027	350
2028	—
Thereafter	—
Total	$2,737

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Regulatory

We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to our company from its subsidiaries. Forge Securities LLC ("Forge Securities"), a wholly-owned subsidiary of the Company, is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, Forge Securities is subject to the minimum net capital requirements promulgated by the SEC and has elected to calculate minimum capital requirements using the basic method permitted by Rule 15c3-1. As of June 30, 2024, Forge Securities had net capital of $16.2 million, which was $15.7 million in excess of its required net capital of $0.5 million.

Forge Trust Co., a wholly-owned subsidiary of the Company, is subject to South Dakota state trust regulatory requirements. South Dakota state legislature 51A-61-19.2 requires public trust companies registered within the state boundaries to pledge funds for the security of the trust creditors. Forge Trust Co. had $1.1 million pledged on behalf of trust creditors as of June 30, 2024 which is reported in restricted cash on the unaudited condensed consolidated balance sheets.
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

Prior to the Merger, the warrants were classified as a liability in the unaudited condensed consolidated balance sheets, as the Company's obligation with respect to these warrants was capped at a fixed monetary amount of $5.0 million and could be settled in a variable number of common shares. The Company remeasured the warrants at each balance sheet date using a hybrid method. Subsequent to the Merger, the Junior Preferred Stock Warrants were converted into the Company's common stock warrants. As a result, the Junior Preferred Stock Warrants were adjusted to fair value prior to conversion and remain classified as a liability.

During the year ended December 31, 2022, 491,785 Junior Preferred Stock Warrants were net exercised in exchange for 123,379 shares of common stock. In December 2023, the Company modified a total of 2,631,146 Junior Preferred Stock Warrants (the "December 2023 Warrants"). The December 2023 Warrants were issued at an exercise price of $3.9760 per share, with a cap of extended value of $5.0 million when net exercised, and without a cap when cash exercised. The December 2023 Warrants remain classified as a liability

The Company recorded a gain of $1.0 million and $3.8 million for the December 2023 Warrants related to change in fair value of warrant liabilities within the Company's unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2024, respectively. The Company recorded a loss of $1.2 million and loss of $1.1 million for the Junior Preferred Stock Warrants as change in fair value of warrant liabilities in the Company's unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2023, respectively.

Private Placement Warrants

As the accounting acquirer, Legacy Forge is deemed to have assumed 7,386,667 warrants for Class A common stock that were held by Motive Capital Funds Sponsor, LLC (the “Sponsor”) at an exercise price of $11.50 (the "Private Placement Warrants"). The warrants are exercisable subject to the terms of the warrant agreement, including but not limited to, the Company having an effective registration statement under the Securities Act of 1933, as amended, covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. The warrants expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation. All of the Private Placement Warrants are still outstanding as of June 30, 2024.

Subsequent to the Merger, the Private Placement Warrants met liability classification requirements since the warrants may be required to be settled in cash under a tender offer and are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the entity's own stock. Therefore, these warrants are classified as liabilities on the unaudited condensed consolidated balance sheets. The Company recorded gains of $1.3 million and $2.9 million in fair value of warrant liabilities in the Company's unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2024, respectively, and losses of $2.6 million and $2.5 million during the three and six months ended June 30, 2023, respectively.
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

2022 Stock Plan

In March 2022, prior to and in connection with the Merger, the Company adopted the 2022 Plan, which provides for grants of share-based awards, including stock options, restricted stock units (“RSUs”) and other forms of share-based awards. The Company has authorized 23,383,325 shares of common stock for the issuance of awards under the 2022 Plan. In addition, the number of shares of common stock reserved and available for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2023 and on each January 1 thereafter and ending on the tenth anniversary of the adoption date of the 2022 Plan, in an amount equal to (i) 3% of the outstanding number of shares of common stock of the Company on the preceding December 31, or (ii) a lesser number of shares as approved by the Company's board of directors.

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

Reserve for Issuance

The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	June 30, 2024	December 31, 2023
Warrants to purchase common stock	3,282,652	3,282,652
Stock options issued and outstanding under 2018 Plan	7,219,729	7,813,366
Shares available for grant under 2022 Plan(1)	1,411,139	2,052,669
RSUs issued and outstanding under 2022 Plan	15,610,442	17,434,138
Shares available for grant under 2022 ESPP	7,566,607	5,797,609
Outstanding Private Placement Warrants	7,386,667	7,386,667
Total shares of common stock reserved	42,477,236	43,767,101

(1) To the extent outstanding options granted under the 2018 Plan are cancelled, forfeited, or otherwise terminated without being exercised and would have been returned to the share reserve under the 2018 Plan following the closing date of the Merger, the number of shares of common stock underlying such awards will be available for future awards under the 2022 Plan.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock Compensation

The stock compensation for the periods indicated below are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs
Time-based	$6,380	$6,016	$13,675	$10,524
Performance-based	637	133	802	133
Market-based	66	1,323	1,273	2,625
Total RSUs	7,083	7,472	15,750	13,282
Stock options	776	1,337	1,576	2,928
Total stock compensation	$7,859	$8,809	$17,326	$16,210

Stock Options

Stock options generally vest over four years and expire ten years from the date of grant. Vested stock options generally expire three months to five years after termination of employment. Stock option activity during the six months ended June 30, 2024 consisted of the following (in thousands, except for share and per share data):

	Stock Options	Weighted Average Exercise Price	Weighted- Average Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	7,813,366	$2.06	6.0	$14,929
Exercised	(487,875)	0.94
Cancelled/Forfeited/Expired	(105,762)	3.88
Balance as of June 30, 2024	7,219,729	$2.11	5.6	$3,670

Vested and exercisable as of June 30, 2024	6,523,921	$2.03	5.4	$3,560
There were no stock options granted during the three and six months ended June 30, 2024 and 2023. The total grant date fair value of stock options vested during the three and six months ended June 30, 2024 was $0.8 million and $1.6 million, respectively. The total grant date fair value of stock options vested during the three and six months ended June 30, 2023 was $1.8 million and $3.0 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2024 were $0.1 million and $0.6 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2023 were $0.3 million and $0.4 million, respectively.

Unrecognized share-based compensation expense for unvested stock options granted and outstanding as of June 30, 2024, is $2.6 million, which is to be recognized over a weighted-average period of 1.0 years.

Early Exercised Options

Under the 2018 Plan, certain stock option holders may have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the option holders, until the options are fully vested. As of June 30, 2024 and December 31, 2023, the cash proceeds received for unvested shares of common stock recorded within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets were $0.1 million and $0.2 million, respectively, which will be transferred to additional paid-in capital upon vesting.

RSUs

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s RSUs are convertible into shares of the Company’s common stock upon vesting on a one-to-one basis. RSUs generally vest upon the satisfaction of service-based vesting conditions. RSUs granted to certain executives also contain market or performance-based vesting conditions, which vest on attainment of specified stock prices or certain performance metrics. The RSUs generally vest over the service period of one to three years.

RSU activity during the six months ended June 30, 2024, was as follows:

	RSUs	Service-based	Performance-based(2)	Market-based(3)	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	17,434,138	12,351,544	1,805,550	3,277,044	$4.30
Granted	7,120,496	5,652,327	1,468,169	—	2.02
Vested(1)	(7,888,131)	(6,384,053)	(1,035,071)	(469,007)	4.00
Forfeited	(1,056,061)	(839,392)	(216,669)	—	6.45
Unvested as of June 30, 2024	15,610,442	10,780,426	2,021,979	2,808,037	$3.26

(1) Common stock has not been issued in connection with 1,091,908 vested RSUs because such RSUs were unsettled as of June 30, 2024. These RSUs will be settled by December 31, 2024.
(2) For performance-based awards granted in 2024, the performance condition was not met as of June 30, 2024.
(3) Market-based RSUs consist of CEO RSUs and Executive Retention RSUs as defined in the Company’s Annual Report on Form 10-K filed on March 26, 2024.

Future share-based compensation expense for unvested RSUs as of June 30, 2024 was $30.6 million, which is to be recognized over a weighted-average period of 1.7 years.

Modifications

In May 2024, the Company accelerated vesting of 228,575 RSUs in connection with the termination of one of its executives. As a result, the Company recognized share-based compensation expense of $0.6 million. Upon subsequent transition to a consultant under a consulting agreement, the former executive was eligible to vest in up to 403,249 RSUs over the duration of the consulting period. Under the terms of ASC 718, the former executive was not obliged to perform substantive consulting services to the Company for the continued vesting of RSUs, thus the Company recognized an additional share-based compensation expense of $0.6 million, calculated by using the fair value of the Company's stock price as of the date of modification.
12. Income Taxes

The Company’s effective tax rate from continuing operations was 2.1% and 1.6% for the three and six months ended June 30, 2024, respectively. The Company’s effective tax rate from continuing operations was 1.2% and 1.0% for the three and six months ended June 30, 2023, respectively. The Company’s full valuation allowance in the United States, which is partially offset by state current taxes, caused the year-to-date effective tax rate to be different from the U.S. federal statutory tax rate.
13. Net Loss per Share

The Company has one class of common stock. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period using the two-class method. The Company’s stock options, warrants, and early exercised stock options are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders because the holders of these securities do not have a contractual right to share in the Company's losses, and their effect would be antidilutive. Therefore, the net loss for the three and six months ended June 30, 2024 and 2023, was attributed to common stockholders only.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except for share and per share data):

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Forge Global Holdings, Inc., basic	$(13,724)	$(24,889)	$(32,348)	$(46,077)
Net loss attributable to common stockholders, diluted	$(13,724)	$(24,889)	$(32,348)	$(46,077)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, basic	182,681,065	173,289,549	181,680,268	172,565,508
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, diluted	182,681,065	173,289,549	181,680,268	172,565,508
Net loss per share attributed to common stockholders:
Basic	$(0.08)	$(0.14)	$(0.18)	$(0.27)
Diluted	$(0.08)	$(0.14)	$(0.18)	$(0.27)
The following potentially dilutive shares were excluded in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	June 30, 2024	June 30, 2023
Warrants to purchase common stock(1)	3,282,652	3,282,652
Private Placement Warrants	7,386,667	7,386,667
Early exercised options	287,043	772,581
Outstanding options	7,219,729	8,768,567
Restricted stock units	15,610,442	20,023,275
Total	33,786,533	40,233,742

(1) Warrants to purchase common stock includes the December 2023 Warrants. See Note 10, "Warrants" for additional information.
14. Related Party Transactions

On September 7, 2022 the Company and DBAG formed Forge Europe. DBAG is a stockholder of the Company and one of the Company's directors is affiliated with DBAG. See Note 2, "Summary of Significant Accounting Policies" for additional information.

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

While not contractually required, FGA may, at its sole discretion, absorb certain expenses on behalf of the Investment Funds. Audit and accounting related services are recorded in professional services in the unaudited condensed consolidated statements of operations. Professional services expenses of $0.3 million and $0.7 million were recognized during the three and six months ended June 30, 2024. Professional services expenses of $0.6 million and $1.0 million were recognized during the three and six months ended June 30, 2023.
31

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A family member of one of the Company’s executive officers is a portfolio manager for investment funds that engage in secondary transactions with the Company and receive data services from the Company in the ordinary course of business. Such transactions became related party transactions upon the employee's appointment to executive officer in April 2023. For the three and six months ended June 30, 2024, aggregate marketplace revenue, less transaction-based expenses, that the Company received from the funds for such transactions was $0.0 million and less than $0.1 million, respectively. For the three and six months ended June 30, 2023, aggregate marketplace revenue, less transaction-based expenses, that the Company received from the funds for such transactions was less than $0.1 million and $0.2 million, respectively.

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

Market Trends

Our results of operations are impacted by the overall health of the economy and consumer and institutional investing patterns, which include the following key drivers:

•Private Market Trends. Supply of and demand for private company shares fluctuates with various factors, including but not limited to, anticipated and planned IPOs, mergers and acquisitions activity in the public and private space, the level of closed and committed private company funding rounds, exits by private equity or investment firms, the number of venture and private equity backed companies participating in the private market generally, existing stockholders looking for liquidity, and demand from individual and institutional accredited investors.

•Consumer Behavior. Buyers' and sellers' behaviors vary over time and are affected by numerous conditions. For example, behavior may be impacted by social or economic factors such as changes in disposable income levels and the need for liquidity, employee tenure, general interest in investing, interest rate levels, and reaction to stock market volatility. There may also be high profile IPOs, SPACs, or idiosyncratic events impacting single companies that impact consumer behavior. These shifts in consumer behavior may influence interest in our platform over time.
•Macroeconomic Environment. Behavior and risk appetites by individual and institutional accredited investors, as well as businesses, are impacted by various factors in the overall macroeconomic environment, including but not limited to, the interest rate environment, volatility and liquidity risks to private equity valuations, and uncertainty around settlement prices for illiquid assets. These factors could all, individually or together, impact investor appetite and investment preferences across the alternative investment and private markets space.

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

	Three Months Ended		QoQ		Six Months Ended		YoY
Dollars in thousands	June 30, 2024	March 31, 2024	Change	% Change	June 30, 2024	June 30, 2023	Change	% Change
TRADING SOLUTIONS
Trades	831	605	226	37%	1,436	754	682	90%
Volume	$426,318	$262,538	$163,780	62%	$688,856	$281,345	$407,511	145%
Net Take Rate	2.7%	3.2%	(0.6)%	(17)%	2.9%	3.6%	(0.8)%	(21)%
Marketplace revenues, less transaction-based expenses	$11,423	$8,491	$2,932	35%	$19,914	$10,253	$9,661	94%

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

Take Rate can vary based upon the service or product offering and is also affected by the average order size and transaction frequency.

	Three Months Ended		QoQ		Six Months Ended		YoY
Dollars in thousands	June 30, 2024	March 31, 2024	Change	% Change	June 30, 2024	June 30, 2023	Change	% Change
CUSTODY SOLUTIONS
Total Custodial Accounts	2,211,108	2,152,777	58,331	3%	2,211,108	1,970,617	240,491	12%
Assets Under Custody	$16,600,408	$16,454,323	$146,085	1%	$16,600,408	$15,299,816	$1,300,592	9%

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

We define Adjusted EBITDA as net loss attributable to Forge Global Holdings, Inc., adjusted to exclude: (i) net loss attributable to noncontrolling interest, (ii) provision for income taxes, (iii) interest (income) expense, net, (iv) depreciation and amortization, (v) share-based compensation expense, (vi) change in fair value of warrant liabilities, and (vii) other significant gains, losses, and expenses such as impairments or acquisition-related transaction costs that we believe are not indicative of our ongoing results.

The following table reconciles net loss attributable to Forge Global Holdings, Inc. to our Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net loss attributable to Forge Global Holdings, Inc.	$(13,724)	$(18,624)	$(32,348)	$(46,077)
Add:
Net loss attributable to noncontrolling interest	(316)	(370)	(686)	(284)
Provision for income taxes	258	216	474	478
Interest (income) expense, net	(1,495)	(1,709)	(3,204)	(2,828)
Depreciation and amortization	1,781	1,816	3,597	3,536
Share-based compensation expense	7,859	9,467	17,326	16,210
Change in fair value of warrant liabilities	(2,280)	(4,447)	(6,727)	3,622
Impairment of right-of-use assets	—	186	186	—
Loss on impairment of long lived assets	—	—	—	536
Adjusted EBITDA	$(7,917)	$(13,465)	$(21,382)	$(24,807)

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

Professional services

Professional services expense includes fees for accounting, tax, auditing, consulting, and legal.

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

Technology and communications

Technology and communications consist of costs for our hosting fees paid to third-party data centers, software subscriptions, software development engineers, and maintenance of our computer hardware and software required to support our technology and cybersecurity. Technology and communications also include costs for network connections for our electronic platforms and telecommunications.

General and administrative

General and administrative includes corporate insurance, travel and entertainment, reserves for contingent losses, including allowances for bad debts and legal proceedings, and other general and administrative costs.

Depreciation and amortization

Depreciation and amortization is attributable to property and equipment, intangible assets and capitalized internal-use software.

Interest income

Interest income primarily includes interest income earned on our cash, cash equivalents, and term deposits.

Change in fair value of warrant liabilities

Changes in the fair value of warrant liabilities are related to warrant liabilities that are marked-to-market each reporting period with the change in fair value recorded in the accompanying unaudited condensed consolidated statements of operations until the warrants are exercised, expire, or other facts and circumstances that could lead the warrant liabilities to be reclassified to stockholders’ equity.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations for the interim periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Total revenues, less transaction-based expenses	$22,026	$19,213	$41,239	$32,097
Operating expenses:
Compensation and benefits	28,784	29,843	58,627	50,916
Other	10,893	14,380	25,273	26,702
Total operating expenses	39,677	44,223	83,900	77,618
Operating loss	$(17,651)	$(25,010)	$(42,661)	$(45,521)
Total interest and other income (expense)	3,869	6,232	10,101	(362)
Loss before provision for income taxes	$(13,782)	$(18,778)	$(32,560)	$(45,883)
Provision for income taxes	258	216	474	478
Net loss	$(14,040)	$(18,994)	$(33,034)	$(46,361)
Net loss attributable to noncontrolling interest	(316)	(370)	(686)	(284)
Net loss attributable to Forge Global Holdings, Inc.	$(13,724)	$(18,624)	$(32,348)	$(46,077)

Revenue

	Three Months Ended		QoQ		Six Months Ended		YoY
(in thousands)	June 30, 2024	March 31, 2024	Change	% Change	June 30, 2024	June 30, 2023	Change	% Change
Marketplace revenues	$11,679	$8,520	$3,159	37%	$20,199	$10,355	$9,844	95%
Custodial administration fees	10,603	10,722	(119)	(1)%	21,325	21,844	(519)	(2)%
Total revenues	$22,282	$19,242	$3,040	16%	$41,524	$32,199	$9,325	29%
Transaction-based expenses	(256)	$(29)	(227)	783%	$(285)	$(102)	$(183)	179%
Total revenues, less transaction-based expenses	$22,026	$19,213	$2,813	15%	$41,239	$32,097	$9,142	28%

Comparison of Three Months Ended June 30, 2024 and March 31, 2024

Total revenues, less transaction-based expenses, increased $2.8 million, or 15%.

Marketplace revenue increased $3.2 million, or 37%, driven by a 62% increase in volume partially offset by a 55 basis point decrease in net take rate to 2.7% for the three months ended June 30, 2024. Net take rate in the three months ended June 30, 2024 was lower due to large block transactions executed at lower net take rates. Transaction volume has been steadily increasing since the low in the first quarter of 2023 as private market conditions improve. The bid-ask spread for companies on our platform declined in June 2024 to its lowest level in a year. Lower bid-ask spreads improve the likelihood of a matched transaction.

Custodial administration fees decreased by $0.1 million, or 1%. Average cash deposits were up slightly in the three months ended June 30, 2024, with slightly lower interest rates leading to lower revenue for cash administration services. Total custodial accounts increased 3%, to 2,211,108, as of June 30, 2024.

Comparison of Six Months Ended June 30, 2024 and June 30, 2023

Total revenues, less transaction-based expenses, increased $9.1 million, or 28%.

Marketplace revenue increased $9.8 million, or 95%, driven by a 145% increase in trade volume partially offset by a 75 basis point decrease in net take rate to 2.9%. Net take rate in the six months ended June 30, 2024 was lower due to large block transactions executed at lower net take rates.

Custodial administration fees decreased by $0.5 million, or 2%, driven by declining cash deposits offset in part by rate increases.

Compensation and benefits

	Three Months Ended		QoQ		Six Months Ended		YoY
(in thousands)	June 30, 2024	March 31, 2024	Change	% Change	June 30, 2024	June 30, 2023	Change	% Change
Salary	$14,472	$14,871	$(399)	(3)%	$29,343	$26,759	$2,584	10%
Incentive compensation and other bonus	4,843	3,935	908	23%	8,778	4,824	3,954	82%
Share-based compensation	7,859	9,467	(1,608)	(17)%	17,326	16,210	1,116	7%
Benefits and other	1,610	1,570	40	3%	3,180	3,123	57	2%
Total compensation and benefits	$28,784	$29,843	$(1,059)	(4)%	$58,627	$50,916	$7,711	15%

Comparison of Three Months Ended June 30, 2024 and March 31, 2024

Compensation and benefits expense decreased $1.1 million, or 4%.

Salary expense decreased $0.4 million due to slightly lower average wages and employer paid payroll-related taxes as the Company continues to align headcount to current and future business needs.

Incentive compensation and other bonus expense increased $0.9 million primarily due to higher commissions related to increased trading volume and marketplace revenue.

Share-based compensation expense decreased $1.6 million primarily due to fewer new incentive grants and lower amortization in connection with prior years' grants offset in part by accelerated amortization recognized in connection with grant modifications.

Comparison of Six Months Ended June 30, 2024 and June 30, 2023

Compensation and benefits expense increased $7.7 million, or 15%.

Salary expense increased $2.6 million due to the impact of annual increases, employer paid payroll-related taxes, and increased headcount in Forge Europe, offset in part by lower severance costs.

Incentive compensation and other bonus expense increased $4.0 million primarily driven by higher commissions in connection with the increase in marketplace revenue offset in part by lower discretionary bonus accruals.

Share-based compensation expense increased $1.1 million primarily due to new incentive grants awarded during the period.

Other operating expenses

	Three Months Ended		QoQ			Six Months Ended		YoY
(in thousands)	June 30, 2024	March 31, 2024	Change		% Change	June 30, 2024	June 30, 2023	Change	% Change
Professional services	$1,605	$2,217	$(612)		(28)%	$3,822	$6,001	$(2,179)	(36)%
Advertising and market development	1,243	1,090	153		14%	2,333	1,553	780	50%
Rent and occupancy	1,107	1,135	(28)		(2)%	2,242	2,474	(232)	(9)%
Technology and communications	2,649	3,060	(411)		(13)%	5,709	6,865	(1,156)	(17)%
General and administrative	2,508	5,062	(2,554)		(50)%	7,570	6,273	1,297	21%
Depreciation and amortization	1,781	1,816	(35)	100	(2)%	3,597	3,536	61	2%
Total other operating expenses	$10,893	$14,380	$(3,487)		(24)%	$25,273	$26,702	$(1,429)	(5)%

Comparison of Three Months Ended June 30, 2024 and March 31, 2024

Other operating expenses decreased $3.5 million, or 24%.

Other operating expenses in the three months ended June 30, 2024 decreased due to certain non-recurring charges incurred during the three months ended March 31, 2024, including $2.8 million related to litigation settlement accruals, recorded in general and administrative expense, and an impairment of $0.2 million in connection with the Company's right-of-use asset, recorded in rent and occupancy expense. Lower professional services expenses of $0.6 million are attributable to the timing of expenses in connection with investment services provided by FGA, accounting services, and legal matters.

Comparison of Six Months Ended June 30, 2024 and June 30, 2023

Other operating expenses decreased $1.4 million, or 5%.

Other operating expenses in the six months ended June 30, 2024, include certain non-recurring charges, including $2.8 million related to litigation accruals, recorded in general and administrative expenses, and an impairment of $0.2 million in connection with the Company's right-of-use asset, recorded in rent and occupancy expense. The six months ended June 30, 2023 include certain non-recurring charges, including $1.5 million related to litigation accruals and capitalized software impairment losses of $0.5 million, recorded in general and administrative expenses. Cost containment efforts resulted in decreases of $2.2 million in professional services, $1.3 million in third-party software engineer expense, recorded in technology and communication expense, $0.4 million in rent expense, recorded in rent and occupancy expense, from rationalization of the Company's office space needs, and $1.0 million in company liability insurance costs, recorded in general and administrative expense. These savings were partially offset by increases in advertising and market development expenses and travel costs, recorded in general and administrative expense, as the Company moves to a hybrid workplace and more in-office activities.

Total interest and other income (expenses)

	Three Months Ended		QoQ		Six Months Ended		YoY
(in thousands)	June 30, 2024	March 31, 2024	Change	% Change	June 30, 2024	June 30, 2023	Change	% Change
Interest income	$1,495	$1,709	$(214)	(13)%	$3,204	$2,828	$376	13%
Change in fair value of warrant liabilities	2,280	4,447	(2,167)	(49)%	6,727	(3,622)	10,349	(286)%
Other income, net	94	76	18	24%	170	432	(262)	(61)%
Total interest and other income (expense)	$3,869	$6,232	$(2,363)	(38)%	$10,101	$(362)	$10,463	nm
nm = not meaningful

Comparison of Three Months Ended June 30, 2024 and March 31, 2024

Total interest and other income (expenses) decreased $2.4 million, or 38%, primarily from the change of $2.2 million in the fair value of warrant liabilities during the three months ended June 30, 2024. Changes in the fair value of warrant liabilities are primarily driven by changes in the closing price of the Company's stock on the valuation date and the stock price volatility assumption. Declining interest income is the result of lower average cash balances.

Comparison of Six Months Ended June 30, 2024 and June 30, 2023

Total interest and other income (expenses) increased $10.5 million, primarily from the favorable change of $10.3 million in the fair value of warrant liabilities. Interest income increased $0.4 million driven by favorable interest rates earned on the Company's cash balances.

Liquidity and Capital Resources

To date, we have financed our operations primarily through revenue from operations, issuances of securities, issuances of debt, and proceeds from the Business Combination. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures, and investments in business acquisitions.

As of June 30, 2024, our principal source of liquidity is our cash and cash equivalents balance of $120.5 million. Since our inception, we have generated operating losses as reflected in our accumulated deficit. We had an accumulated deficit of $313.0 million as of June 30, 2024.

We believe our existing cash and cash equivalents as of June 30, 2024 will be sufficient to meet our operating working capital and capital expenditure requirements for at least twelve months from the date of this Report. Our future financing and capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform, and the expansion of sales and marketing activities. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

Cash Flow Summary

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(26,806)	$(31,337)
Investing activities	$5,892	$(2,764)
Financing activities	$(2,976)	$(227)

Operating Activities

Cash used in operating activities for the six months ended June 30, 2024 of $26.8 million was primarily driven by our net loss of $33.0 million, adjusted for non-cash charges of $15.9 million and net cash outflows of $9.7 million in connection with changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $17.3 million, a decrease in the fair value of warrant liabilities of $6.7 million, and depreciation and amortization of $3.6 million. The main drivers of the cash outflows from the changes in operating assets and liabilities was related to an increase in prepaid expenses and other assets of $4.2 million attributable to payment of annual corporate insurance premiums and legal defense costs recoverable under an indemnification claim, a decrease in accrued expenses and other liabilities of $1.9 million primarily attributable to payments in connection with legal settlements, and a decrease in accrued compensation and benefits of $1.9 million attributable to the payments made during the six months ended June 30, 2024 of incentive compensation related to the prior year.

Cash used in operating activities for the six months ended June 30, 2023 of $31.3 million was primarily related to our net loss of $46.4 million, adjusted for non-cash charges of $25.7 million, and net cash outflows of $10.6 million related to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $16.2 million and depreciation and amortization of $3.5 million. The main driver of the cash outflows from the changes in operating assets and liabilities were driven by a decrease in accrued compensation and benefits of $7.5 million attributable to the payments made during the six months ended June 30, 2023, for incentive compensation related to the prior year.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2024 of $5.9 million was primarily cash received for the maturity of term deposits. Cash used in investing activities for the six months ended June 30, 2023 of $2.8 million was primarily cash paid for the purchase of term deposits.

Financing Activities

Cash used in financing activities was $3.0 million and $0.2 million for the six months ended June 30, 2024 and June 30, 2023, respectively, which consisted primarily of cash paid related to net share settlements of equity awards.

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

On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions. The most significant judgments, estimates and assumptions relate to the critical accounting policies.

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
•We may not be able to secure adequate insurance to cover all known risks and our insurance policies may not be sufficient to cover all potential claims.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the Company's share repurchase activity for the three months ended June 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)
April 1 - 30, 2024	10,149	$0.51234	—
May 1 - 31, 2024	—	$—	—
June 1 - 30, 2024	—	$—	—

(1) This transaction represented the repurchase of early exercised but unvested stock options from a former employee. This transaction was not part of a publicly announced share repurchase program and we do not have a publicly announced program to repurchase our common stock.
Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408 except as follows:

On May 17, 2024, Kelly Rodriques, the Company's Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Such 10b5-1 Plan provides for the potential sale of up to 600,000 shares of the Company's common stock. As permitted by Rule 10b5-1(c)(1)(ii)(D)(2), such 10b5-1 Plan shall only commence on the later of 1) 90 days after May 17, 2024, 2) two business days following the disclosure of the Company's financial results in this Report, or 3) after Mr. Rodriques' current 10b5-1 Plan adopted on June 2, 2023 (and subsequently amended on December 8, 2023) expires pursuant to its terms and without any action by Mr. Rodriques. The duration of the 10b5-1 Plan is until the earlier of August 31, 2025, when all transactions under the 10b5-1 Plan are completed, or Mr. Rodriques ceases to be an employee or director of the Company.

On May 15, 2024, Andrew Sievers, the Company's Chief Operating Officer, terminated a 10b5-1 Plan previously adopted on December 15, 2023. Such 10b5-1 Plan provided for the potential sale of up to 225,000 shares of the Company's common stock. No shares were sold under this 10b5-1 Plan prior to its termination. On May 17, 2024, Mr. Sievers adopted a 10b5-1 Plan providing for the potential sale of up to 360,000 shares of the Company's common stock. The duration of the 10b5-1 Plan is until the earlier of September 30, 2025, when all transactions under the 10b5-1 Plan are completed, or Mr. Sievers ceases to be an employee or director of the Company.

On June 14, 2024, Jennifer Phillips, the Company's Chief Revenue and Growth Officer, adopted a 10b5-1 Plan for the potential sale of up to 2,264,207 shares of the Company's common stock. The number of shares that may be sold under the 10b5-1 Plan may also be increased by the number of shares of the Company's common stock that are awarded to Ms. Phillips under the Company's equity compensation plans. As permitted by Rule 10b5-1(c)(1)(ii)(D)(2), such 10b5-1 Plan shall only commence on the later of 1) 90 days after June 14, 2024, 2) two business days following the disclosure of the Company's financial results in this Report, or 3) after Ms. Phillips' current 10b5-1 Plan adopted on September 22, 2022 (and subsequently amended on December 15, 2023) expires pursuant to its terms and without any action by Ms. Phillips. The duration of the 10b5-1 Plan is until the earlier of December 31, 2025 or when Ms. Phillips ceases to be an employee or director of the Company.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

Exhibit Index

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1+#	Separation and General Release Agreement, dated as of May 31, 2024, by and among the Company and Johnathan Short.	Filed herewith
10.2+#	Consulting Agreement, dated as of May 31, 2024, by and among the Company and Johnathan Short.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

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

Forge Global Holdings, Inc.

Date: August 7, 2024	By: /s/ Kelly Rodriques
Kelly Rodriques
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By: /s/ Mark Lee

Mark Lee
Chief Financial Officer (Principal Financial Officer)