Form 10-Q
period 2024-09-30
Forge Global Holdings, Inc.
filed 2024-11-07
CIK 1827821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to

Commission file number 001-04321

Forge Global Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	99-4383083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of November 7, 2024, the registrant had 185,013,425 shares of common stock, $0.0001 par value per share, outstanding.

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

Part I - Financial Information

FORGE GLOBAL HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$114,454	$144,722
Restricted cash	1,103	1,062
Accounts receivable, net	4,955	4,067
Prepaid expenses and other current assets	8,891	13,253
Total current assets	$129,403	$163,104
Internal-use software, property and equipment, net	3,500	5,192
Goodwill and other intangible assets, net	126,983	129,919
Operating lease right-of-use assets	6,654	4,308
Payment-dependent notes receivable, noncurrent	7,436	5,593
Other assets, noncurrent	2,597	2,615
Total assets	$276,573	$310,731
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,640	$1,831
Accrued compensation and benefits	11,306	11,004
Accrued expenses and other current liabilities	7,694	8,861
Operating lease liabilities, current	3,453	2,516
Total current liabilities	24,093	24,212
Operating lease liabilities, noncurrent	4,492	2,707
Payment-dependent notes payable, noncurrent	7,436	5,593
Warrant liabilities	1,958	9,616
Other liabilities, noncurrent	313	185
Total liabilities	38,292	42,313
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 184,320,636 and 176,899,814 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	19	18
Treasury stock, at cost; 157,193 shares as of September 30, 2024 and December 31, 2023, respectively	(625)	(625)
Additional paid-in capital	565,529	543,846
Accumulated other comprehensive income	933	911
Accumulated deficit	(331,328)	(280,638)
Total Forge Global Holdings, Inc. stockholders’ equity	234,528	263,512
Noncontrolling interest	3,753	4,906
Total stockholders’ equity	238,281	268,418
Total liabilities and stockholders’ equity	$276,573	$310,731
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Marketplace revenues	$8,713	$7,283	$28,912	$17,638
Custodial administration fees	10,503	11,280	31,828	33,124
Total revenues	19,216	18,563	60,740	50,762
Transaction-based expenses:
Transaction-based expenses	(73)	(148)	(358)	(250)
Total revenues, less transaction-based expenses	19,143	18,415	60,382	50,512
Operating expenses:
Compensation and benefits	28,750	27,650	87,377	78,566
Technology and communications	3,185	3,763	8,894	10,628
Professional services	2,435	2,883	6,257	8,884
Advertising and market development	1,015	910	3,348	2,463
Rent and occupancy	1,036	1,142	3,278	3,616
General and administrative	1,877	1,870	9,447	8,143
Depreciation and amortization	1,748	1,710	5,345	5,246
Total operating expenses	40,046	39,928	123,946	117,546
Operating loss	(20,903)	(21,513)	(63,564)	(67,034)
Interest and other income (expense):
Interest income	1,307	1,725	4,511	4,553
Change in fair value of warrant liabilities	931	907	7,659	(2,715)
Other income, net	119	215	288	647
Total interest and other income	2,357	2,847	12,458	2,485
Loss before provision for income taxes	(18,546)	(18,666)	(51,106)	(64,549)
Provision for income taxes	298	291	772	769
Net loss	(18,844)	(18,957)	(51,878)	(65,318)
Net loss attributable to noncontrolling interest	(502)	(609)	(1,188)	(893)
Net loss attributable to Forge Global Holdings, Inc.	$(18,342)	$(18,348)	$(50,690)	$(64,425)
Net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	$(0.10)	$(0.11)	$(0.28)	$(0.37)
Diluted	$(0.10)	$(0.11)	$(0.28)	$(0.37)
Weighted-average shares used in computing net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	184,158,571	173,957,880	182,261,198	173,045,721
Diluted	184,158,571	173,957,880	182,261,198	173,045,721
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(18,844)	$(18,957)	$(51,878)	$(65,318)
Foreign currency translation adjustment	388	(333)	57	(158)
Comprehensive loss	(18,456)	(19,290)	(51,821)	(65,476)
Less: Comprehensive loss attributable to noncontrolling interest	(326)	(745)	(1,153)	(959)
Comprehensive loss attributable to Forge Global Holdings, Inc.	$(18,130)	$(18,545)	$(50,668)	$(64,517)

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands of U.S. dollars, except share data)

	Common Stock			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount	Treasury Stock
Balance as of December 31, 2023	176,899,814	$18	$(625)	$543,846	$(280,638)	$911	$4,906	$268,418
Issuance of common stock upon release of restricted stock units	3,866,866	(*)	—	(*)	—	—	—	—
Tax withholding related to vesting of restricted stock units	(1,073,222)	(*)	—	(2,302)	—	—	—	(2,302)
Issuance of common stock upon exercise of vested options	317,769	(*)	—	227	—	—	—	227
Vesting of early exercised stock options and restricted stock awards	—	(*)	—	36	—	—	—	36
Stock-based compensation expense	—	—	—	9,467	—	—	—	9,467
Net loss	—	—	—	—	(18,624)	—	(370)	(18,994)
Foreign-currency translation adjustment	—	—	—	—	—	(146)	(109)	(255)
Balance as of March 31, 2024	180,011,227	$18	$(625)	$551,274	$(299,262)	$765	$4,427	$256,597
Issuance of common stock upon release of restricted stock units	3,057,758	1	—	(1)	—	—	—	—
Tax withholding related to vesting of restricted stock units	(563,421)	(*)	—	(1,135)	—	—	—	(1,135)
Issuance of common stock upon exercise of vested options	174,659	(*)	—	234	—	—	—	234
Repurchase of early exercised stock options	(10,149)	—	—	—	—	—	—	—
Vesting of early exercised stock options and restricted stock awards	—	(*)	—	35	—	—	—	35
Stock-based compensation expense	—	—	—	7,859	—	—	—	7,859
Net loss	—	—	—	—	(13,724)	—	(316)	(14,040)
Foreign-currency translation adjustment	—	—	—	—	—	(44)	(32)	(76)
Balance as of June 30, 2024	182,670,074	$19	$(625)	$558,266	$(312,986)	$721	$4,079	$249,474
Issuance of common stock upon release of restricted stock units	1,936,564	(*)	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(308,725)	(*)	—	(406)	—	—	—	(406)
Issuance of common stock upon exercise of vested options	22,723	(*)	—	12	—	—	—	12
Vesting of early exercised stock options and restricted stock awards	—	—	—	35	—	—	—	35
Stock-based compensation expense	—	—	—	7,622	—	—	—	7,622
Net loss	—	—	—	—	(18,342)	—	(502)	(18,844)
Foreign-currency translation adjustment	—	—	—	—	—	212	176	388
Balance as of September 30, 2024	$184,320,636	$19	$(625)	$565,529	$(331,328)	$933	$3,753	$238,281
(*) amount less than 1

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands of U.S. dollars, except share data)

	Common Stock			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount	Treasury Stock
Balance as of December 31, 2022	172,560,916	$18	$—	$509,094	$(190,418)	$693	$6,074	$325,461
Issuance of common stock upon release of restricted stock units	1,464,968	(*)	—	(*)	—	—	—	—
Tax withholding related to vesting of restricted stock units	(326,812)	(*)	—	(557)	—	—	—	(557)
Issuance of common stock upon exercise of vested options	117,215	(*)	—	61	—	—	—	61
Repurchase of early exercised stock options	(8,132)	(*)	—	—	—	—	—	—
Vesting of early exercised stock options and restricted stock awards	—	—	—	131	—	—	—	131
Stock-based compensation expense	—	—	—	7,401	—	—	—	7,401
Net loss	—	—	—	—	(21,188)	—	(73)	(21,261)
Foreign-currency translation adjustment	—	—	—	—	—	137	91	228
Balance as of March 31, 2023	173,808,155	$18	$—	$516,130	$(211,606)	$830	$6,092	$311,464
Issuance of common stock upon release of restricted stock units	243,473	(*)	—	(*)	—	—	—	—
Issuance of common stock upon exercise of vested options	335,085	(*)	—	269	—	—	—	269
Vesting of early exercised stock options and restricted stock awards	—	—	—	67	—	—	—	67
Stock-based compensation expense	—	—	—	8,809	—	—	—	8,809
Net loss	—	—	—	—	(24,889)	—	(211)	(25,100)
Foreign-currency translation adjustment	—	—	—	—	—	(32)	(21)	(53)
Balance as of June 30, 2023	174,386,713	$18	$—	$525,275	$(236,495)	$798	$5,860	$295,456
Issuance of common stock upon release of restricted stock units	740,880	(*)	—	(*)	—	—	—	—
Issuance of common stock upon exercise of vested options	239,920	(*)	—	124	—	—	—	124
Repurchase of early exercised stock options	(194,400)	(*)	—	—	—	—	—	—
Vesting of early exercised stock options and restricted stock awards	—	—	—	27	—	—	—	27
Stock-based compensation expense	—	—	—	9,233	—	—	—	9,233
Net loss	—	—	—	—	(18,348)	—	(609)	(18,957)
Foreign-currency translation adjustment	—	—	—	—	—	(197)	(136)	(333)
Balance as of Balance as of September 30, 2023	$175,173,113	$18	$—	$534,659	$(254,843)	$601	$5,115	$285,550
(*) amount less than 1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(51,878)	$(65,318)
Adjustments to reconcile net loss to net cash used in operations:
Share-based compensation	24,948	25,443
Depreciation and amortization	5,345	5,247
Amortization of right-of-use assets	1,975	2,327
Allowance for doubtful accounts	250	529
Impairment of right-of-use assets	186	—
Loss on impairment of long lived assets	—	536
Change in fair value of warrant liabilities	(7,659)	2,715
Changes in operating assets and liabilities:
Accounts receivable	(1,139)	(857)
Prepaid expenses and other assets	(2,179)	1,590
Accounts payable	(58)	(1,318)
Accrued expenses and other liabilities	(931)	2,011
Accrued compensation and benefits	302	(4,472)
Operating lease liabilities	(1,785)	(3,317)
Other	(10)	—
Net cash used in operating activities	(32,633)	(34,884)
Cash flows from investing activities:
Receipts of term deposit maturities	6,559	—
Purchases of property and equipment	(792)	(113)
Capitalized internal-use software development costs	(48)	—
Purchases of term deposits	—	(3,180)
Net cash provided by (used in) investing activities	5,719	(3,293)
Cash flows from financing activities:
Proceeds from exercise of options	473	353
Taxes withheld and paid related to net share settlement of equity awards	(3,843)	(557)
Net cash used in financing activities	(3,370)	(204)
Effect of changes in currency exchange rates on cash and cash equivalents	57	(158)
Net decrease in cash and cash equivalents	(30,227)	(38,539)
Cash, cash equivalents and restricted cash, beginning of the period	145,784	194,965
Cash, cash equivalents and restricted cash, end of the period	$115,557	$156,426

Reconciliation of cash, cash equivalents and restricted cash to the amounts reported within the consolidated balance sheets
Cash and cash equivalents	$114,454	$155,127
Restricted cash	1,103	1,299
Total cash, cash equivalents and restricted cash, end of the period	$115,557	$156,426

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$4,506	$—
Capitalized internal-use software development costs accrued and not yet paid	$117	$—
Vesting of early exercised stock options and restricted stock awards	$107	$225

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, and accompanying notes are unaudited. These unaudited interim condensed consolidated financial statements (the "unaudited condensed consolidated financial statements") have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023 (the “audited consolidated financial statements”) that were included in the Company’s Annual Report on Form 10-K filed on March 26, 2024, which provides a more complete discussion of the Company’s accounting policies and certain other information. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2024 and its condensed consolidated results of operations and cash flows for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024 or any other future interim or annual periods.

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

The Company believes the estimates and assumptions underlying the unaudited condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2024. These estimates may change as new events occur and additional information is obtained, and related financial impacts will be recognized in the Company’s consolidated financial statements as soon as those events become known.

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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risks

The Company’s exposure to credit risk associated with its contracts with holders of private company equity (“sellers”) and investors (“buyers”) related to the transfer of private securities is measured on an individual counterparty basis. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, the Company’s exposure is monitored in light of changing counterparty and market conditions. As of September 30, 2024 and December 31, 2023, the Company did not have any material concentrations of credit risk outside the ordinary course of business.

As of September 30, 2024 and December 31, 2023, no customers accounted for more than 10% of the Company’s accounts receivable. No customer accounted for more than 10% of total revenue, less transaction-based expenses, for the three and nine months ended September 30, 2024 and 2023.

Revenue by Geographic Location

For the three and nine months ended September 30, 2024 and 2023, revenue outside of the United States (including U.S. territories), based on customer billing address, was $1.1 million, $4.3 million, $1.0 million, and $3.0 million, respectively.

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

As of September 30, 2024, the Company had authorized 2,000,000,000 and 100,000,000 shares of common stock and preferred stock, respectively, and the Company had 184,320,636 shares of common stock and no shares of preferred stock issued and outstanding.

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

The Company classifies cash equivalents, including money market funds and U.S. government treasury bills, within Level 1 of the fair value hierarchy because the Company values these investments using quoted market prices. The Company classifies term deposits as level 2 of the fair value hierarchy because these investments are valued using observable market inputs without quoted market prices. The Company classifies the December 2023 Warrants (as defined herein) within level 2 of the fair value hierarchy as these warrants are valued using a Black-Scholes option-pricing model with observable market inputs. The Company classifies Payment-dependent notes receivable and payable and its Private Placement Warrants (as defined herein) as Level 3 of the fair value hierarchy as the fair value measurements are based on valuation techniques that use significant inputs that are unobservable which are described in more detail below.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$48,685	$—	$—	$48,685
U.S. government treasury bills	21,228	—	—	21,228
Term deposits (greater than 90 days)(1)(2)	—	1,058	—	1,058
Payment-dependent notes receivable, non-current	—	—	7,436	7,436
Total financial assets	$69,913	$1,058	$7,436	$78,407

Payment-dependent notes payable, non-current	$—	$—	$7,436	$7,436
December 2023 Warrants(3)	—	628	—	628
Private Placement Warrants	—	—	1,330	1,330
Total financial liabilities	$—	$628	$8,766	$9,394

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$130,132	$—	$—	$130,132
Term deposits (less than 90 days)	—	2,221	—	2,221
Payment-dependent notes receivable, non-current	—	—	5,593	5,593
Term deposits (greater than 90 days)(1)(2)	—	7,694	—	7,694
Total financial assets	$130,132	$9,915	$5,593	$145,640

Payment-dependent notes payable, non-current	$—	$—	$5,593	$5,593
December 2023 Warrants(3)	—	4,889	—	4,889
Private Placement Warrants	—	—	4,727	4,727
Total financial liabilities	$—	$4,889	$10,320	$15,209
(1) Included in Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
(2) Includes $0.7 million and $1.0 million term deposits required to fulfill the Company's obligations in connection with real estate lease agreements as of September 30, 2024 and December 31, 2023, respectively.
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

Private Placement Warrants

The Company classifies the Private Placement Warrants within Level 3 due to the valuation technique used to estimate fair value. The Company used a combination of a Monte Carlo simulation and a binomial lattice model to estimate the fair value of the Private Placement Warrants. The Monte Carlo simulation was used for September 30, 2024 and a combination of the binomial lattice model and Monte Carlo simulation was used for December 31, 2023. The Company estimated the fair value of the Private Placement Warrant liabilities, as of September 30, 2024 and December 31, 2023, respectively, using the following key assumptions:

	September 30, 2024	December 31, 2023
Fair value of underlying securities	$1.31	$3.43
Expected term (years)	2.5	3.2
Expected volatility	112.5%	117.0%
Risk-free interest rate	3.6%	4.0%
Expected dividend yield	0.0%	0.0%

Fair value per warrant	$0.18	$0.64

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded changes in the fair value of the liability related to the Private Placement Warrants for the three and nine months ended September 30, 2024, and 2023, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance as of beginning of period	$1,847	$2,760	$4,727	$222
Change in fair value of warrant liability(1)	(517)	(544)	(3,397)	1,994
Balance as of September 30,	$1,330	$2,216	$1,330	$2,216

(1) The change in fair value of warrant liability is recorded in the unaudited condensed consolidated statements of operations within Change in fair value of warrant liabilities.

Transfers Into and Out of Level 3

The Company transfers financial instruments out of Level 3 on the date when underlying input parameters are readily observable from existing market quotes. On December 18, 2023, the Junior Preferred Stock Warrants (as defined herein) were modified and replaced with the December 2023 Warrants and transferred from Level 3 to Level 2 upon modification as these warrants are valued using a Black-Scholes Option pricing model using observable market inputs. See Note 10, "Warrants" for additional information. For Payment-dependent notes payable and receivable, transfers from Level 3 to Level 1 generally relate to a company going public and listing on a national securities exchange. During the nine months ended September 30, 2024 and 2023, there were no transfers of securities into or out of Level 3.

The following tables provide reconciliation for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2024 and 2023 (in thousands):

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2023	$5,593	$10,320
Change in fair value of payment-dependent notes receivable	1,843	—
Change in fair value of payment-dependent notes payable	—	1,843
Change in fair value of Private Placement Warrants	—	(3,397)
Balance as of September 30, 2024	$7,436	$8,766

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2022	$7,371	$7,977
Change in fair value of payment-dependent notes receivable	(1,608)	—
Change in fair value of payment-dependent notes payable	—	(1,608)
Change in fair value of Junior Preferred Stock Warrants(1)	—	721
Change in fair value of Private Placement Warrants	—	1,994
Balance as of September 30, 2023	$5,763	$9,084
(1) On December 18, 2023, the Junior Preferred Stock Warrants were modified and replaced with the December 2023 Warrants and transferred from Level 3 to Level 2 upon modification as these warrants are valued using a Black-Scholes Option pricing model using observable market inputs. See Note 10, "Warrants" for additional information.

5. Condensed Consolidated Balance Sheet Components

Accounts Receivable, net

Accounts receivable and allowance for doubtful accounts consisted of the following (in thousands):

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2024	December 31, 2023
Accounts receivable	$6,267	$5,128
Allowance for doubtful accounts	(1,312)	(1,061)
Accounts receivable, net	$4,955	$4,067

During the three and nine months ended September 30, 2024, the Company increased the allowance for doubtful accounts by less than $0.1 million and $0.3 million, respectively. During the three and nine months ended September 30, 2023, the Company increased the allowance for doubtful accounts by $0.2 million and $0.4 million, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Indemnity escrow receivable(1)	$3,068	$1,581
Prepaid insurance	1,661	1,084
Prepaid software	2,000	1,484
Term deposits (greater than 90 days)	1,058	7,694
Other prepaid expenses	557	801
Other current assets	547	609
Prepaid expenses and other current assets	$8,891	$13,253

(1) As of September 30, 2024 and December 31, 2023, the Company had an indemnity escrow receivable of $3.1 million and $1.6 million, respectively, in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets, which it expects to collect from the escrow related to the acquisition of IRA Services, Inc. The Company filed its claim against the indemnity escrow during the nine months ended September 30, 2024.
Internal-Use Software, Property and Equipment, Net

Internal-use software, property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Capitalized internal-use software	$9,160	$9,000
Leasehold improvements	1,275	866
Furniture and fixtures	579	485
Computer equipment	163	125
	$11,177	$10,476
Less: accumulated depreciation and amortization	(7,677)	(5,284)
Internal-use software and property and equipment, net	$3,500	$5,192

The Company recorded depreciation expense related to property and equipment of $0.2 million and $0.4 million for the three and nine months ended September 30, 2024 and $0.1 million and $0.2 million for the three and nine months ended September 30, 2023. As of September 30, 2024 and December 31, 2023, long-lived assets located outside of the United States were not material.

For the three and nine months ended September 30, 2024, the Company recorded amortization expense on capitalized internal-use software placed in service of $0.6 million and $2.0 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded amortization expense on capitalized internal-use software placed in service of $0.7 million and $2.1 million, respectively. There were no impairments on capitalized internal-use software for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Company recorded impairment losses of $0.0 million and $0.5 million, respectively, related to the capitalized costs of internally developed software. Impairments are recorded in general and administrative expense within the unaudited condensed consolidated statements of operations.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Payable to client(1)	$1,671	$1,693
Accrued taxes and deferred tax liabilities	1,756	1,479
Accrued other professional services	1,013	696
Accrued legal(2)	937	2,470
Common stock unvested liability	111	223
Other current liabilities(3)	2,206	2,300
Total	$7,694	$8,861

(1) Payable to client represents funds held on account for the benefit of custodial customers.
(2) Accrued legal includes regular recurring legal fees and accruals for loss contingencies. See Note 8, "Commitments and Contingencies" for additional information.
(3) The Company includes contract liabilities within Other current liabilities on the unaudited condensed consolidated balance sheets. Contract liabilities consist of deferred revenue, which relates to amounts invoiced in advance of performance under a revenue contract. The total contract liabilities related to advance billings for data subscriptions of $0.8 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively, are recorded in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. The Company recognized $0.1 million and $0.4 million of revenue during the three and nine months ended September 30, 2024, respectively, that was included in deferred revenue recorded in accrued expenses and other current liabilities at December 31, 2023.

6. Goodwill and Intangible Assets, Net

The components of goodwill and intangible assets and accumulated amortization are as follows (in thousands):

	As of September 30, 2024
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Goodwill from acquisitions	Indefinite	$120,948	$—	$120,948
Finite-lived intangible assets:
Developed technology	0.1 years	13,200	(12,909)	291
Customer relationships	5.0 years	7,507	(4,371)	3,136
Launched in-process research and development assets	2.0 years	960	(576)	384
Total finite-lived intangible assets		21,667	(17,856)	3,811
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total intangible assets		$144,839	$(17,856)	$126,983

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2023
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Goodwill from acquisitions	Indefinite	$120,948	$—	$120,948
Finite-lived intangible assets:
Developed technology	0.8 years	13,200	(10,820)	2,380
Customer relationships	5.4 years	7,507	(3,669)	3,838
Launched in-process research and development assets	2.7 years	960	(431)	529
Total finite-lived intangible assets		21,667	(14,920)	6,747
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total intangible assets		$144,839	$(14,920)	$129,919

Amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2024 was $1.0 million and $2.9 million, respectively, and is included in depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of operations. Amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2023 was $1.0 million and $3.0 million, respectively, and is included in depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of operations.

The table below presents estimated future amortization expense for finite-lived intangible assets as of September 30, 2024 (in thousands):

Amount
Remainder of 2024	$526
2025	802
2026	754
2027	610
2028	610
Thereafter	509
Total	$3,811

7. Leases

The Company leases real estate for office space under operating leases.

As of September 30, 2024, the remaining lease terms varied from 0.8 years to 5.0 years. For certain leases, the Company has an option to extend the lease term for periods of up to 5 years. This renewal option is not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.

Operating lease expense, included in rent and occupancy in the unaudited condensed consolidated statements of operations, were as follows (in thousands):

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$898	$855	$2,604	$2,655
Variable lease expense	96	231	298	704
Total operating lease expenses (1)	$994	$1,086	$2,902	$3,359

Sublease income (2)	$95	$226	$286	$678
(1) Operating lease expense is included in rent and occupancy in the unaudited condensed consolidated statements of operations.
(2) Sublease income is included in other income (expenses), net in the unaudited condensed consolidated statements of operations.

As of September 30, 2024 and December 31, 2023, the weighted-average remaining lease term was 4.4 and 1.9 years, respectively. As of September 30, 2024 and December 31, 2023, the weighted-average discount rate was 7.2% and 7.0%, respectively.

The Company entered into a new office lease which commenced on March 8, 2024, and recorded a right-of-use asset and liability of $4.5 million. During the nine months ended September 30, 2024, it was determined that office space under an existing lease would no longer be used and the associated right-of-use asset was fully impaired, resulting in an impairment of $0.2 million which was recognized in rent and occupancy expense in the unaudited condensed consolidated statements of operations. There were no right-of-use impairments recognized during the three and nine months ended September 30, 2023.

Future undiscounted lease payments under operating leases as of September 30, 2024, were as follows (in thousands):

	Lease Payment Obligation	Sublease Income	Net Lease Obligation
Remaining 2024	$927	$(90)	$837
2025	3,864	(210)	3,654
2026	1,084	—	1,084
2027	1,117	—	1,117
2028	1,150	—	1,150
2029	888	—	888
Total undiscounted lease payments	$9,030	$(300)	$8,730
Less: imputed interest	(1,085)
Present value of future lease payments	7,945
Less: operating lease liabilities, current	3,453
Operating lease liabilities, noncurrent	$4,492
As of September 30, 2024, the Company did not have any lease contracts that had not yet commenced.
8. Commitments and Contingencies

The Company is subject to claims and lawsuits in the ordinary course of business, including arbitration, class actions, and other litigation, some of which include claims for substantial or unspecified damages. The Company may also be the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. The Company reviews these matters on an ongoing basis and provides disclosures and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management’s best estimate when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If no amount within the range is considered a better estimate than any other amount, an accrual for losses is recorded based on the bottom amount of the range. The Company's accrual for probable and estimable loss contingencies was $0.0 million and

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
$1.9 million as of September 30, 2024 and December 31, 2023, respectively, and is recorded in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets and expensed in general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company monitors these matters for developments that would affect the likelihood of a loss and the accrued amount, if any, and adjusts the amount as appropriate.

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

401(k) Plan

The Company has established a tax-qualified retirement plan under Section 401(k) of the Internal Revenue Code for all of its U.S. employees, including executive officers, who satisfy certain eligibility requirements, including requirements relating to age and length of service. The Company provides a discretionary match on 100% of employee contributions up to 2% of eligible earnings. During the three and nine months ended September 30, 2024, the Company recorded 401(k) contribution expense related to the defined contribution plan of $0.3 million and $0.8 million, respectively, in compensation and benefits in the unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recorded 401(k) contribution expense related to the defined contribution plan $0.2 million and $0.6 million, respectively, in compensation and benefits in the unaudited condensed consolidated statements of operations.

Non-Cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for its operating leases, software products, and services. As of September 30, 2024, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer, excluding operating lease obligations (see Note 7, "Leases," for additional information), as follows:

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amount
Remainder of 2024	$143
2025	936
2026	886
2027	350
2028	—
Thereafter	—
Total	$2,315
Other
The Company is required to file extensive informational returns and forms to various tax authorities in connection with its custodial and trading solutions. If such filings are incomplete or untimely, the Company may be subjected to fines or penalties if the Company does not meet the requirements of reasonable cause, safe harbor, or other relief as may be provided by the relevant tax authorities. In October 2024, the Company self-identified a failure to submit certain informational filings to the Internal Revenue Service in connection with its custodial solutions. At this time, the Company is unable to determine if it will be subject to any fines or penalties due to these incomplete filings, the amount of any potential fines or penalties, and whether such amount, if any, could materially affect the Company’s financial condition and operations.

9. Regulatory

We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to the Company. Forge Securities LLC ("Forge Securities"), a wholly-owned subsidiary of the Company, is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, Forge Securities is subject to the minimum net capital requirements promulgated by the SEC and has elected to calculate minimum capital requirements using the basic method permitted by Rule 15c3-1. As of September 30, 2024, Forge Securities had net capital of $11.8 million, which was $11.2 million in excess of its required net capital of $0.6 million.

Forge Trust Co., a wholly-owned subsidiary of the Company, is subject to South Dakota state trust regulatory requirements. South Dakota state legislature 51A-61-19.2 requires public trust companies registered within the state boundaries to pledge funds for the security of the trust creditors. Forge Trust Co. had $1.1 million pledged on behalf of trust creditors as of September 30, 2024 which is reported in restricted cash on the unaudited condensed consolidated balance sheets.

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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In December 2023, the Company modified 2,631,146 of the then outstanding Junior Preferred Stock Warrants (the "December 2023 Warrants"). The December 2023 Warrants were issued at an exercise price of $3.9760 per share, with a cap of extended value of $5.0 million when net exercised, and without a cap when cash exercised. The December 2023 Warrants remain classified as a liability.

The Company recorded gains of $0.4 million and $4.3 million for the December 2023 Warrants related to change in fair value of warrant liabilities within the Company's unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2024, respectively. The Company recorded a gain of $0.4 million and loss of $0.7 million for the Junior Preferred Stock Warrants as change in fair value of warrant liabilities in the Company's unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2023, respectively.

Private Placement Warrants

As the accounting acquirer, Legacy Forge is deemed to have assumed 7,386,667 warrants for Class A common stock that were held by Motive Capital Funds Sponsor, LLC (the “Sponsor”) at an exercise price of $11.50 (the "Private Placement Warrants"). The warrants are exercisable subject to the terms of the warrant agreement, including but not limited to, the Company having an effective registration statement under the Securities Act of 1933, as amended, covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. The warrants expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation. All of the Private Placement Warrants are still outstanding as of September 30, 2024.

Subsequent to the Merger, the Private Placement Warrants met liability classification requirements since the warrants may be required to be settled in cash under a tender offer and are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to the entity's own stock. Therefore, these warrants are classified as liabilities on the unaudited condensed consolidated balance sheets. The Company recorded gains of $0.5 million and $3.4 million in fair value of warrant liabilities in the Company's unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2024, respectively, and a gain of $0.5 million and a loss of $2.0 million during the three and nine months ended September 30, 2023, respectively.

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

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Reserve for Issuance

The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	September 30, 2024	December 31, 2023
Warrants to purchase common stock	3,282,652	3,282,652
Stock options issued and outstanding under 2018 Plan	7,187,837	7,813,366
Shares available for grant under 2022 Plan(1)	442,031	2,052,669
RSUs issued and outstanding under 2022 Plan	14,625,747	17,434,138
Shares available for grant under 2022 ESPP	7,566,607	5,797,609
Outstanding Private Placement Warrants	7,386,667	7,386,667
Total shares of common stock reserved	40,491,541	43,767,101

(1) To the extent outstanding options granted under the 2018 Plan are cancelled, forfeited, or otherwise terminated without being exercised and would have been returned to the share reserve under the 2018 Plan following the closing date of the Merger, the number of shares of common stock underlying such awards will be available for future awards under the 2022 Plan.

Stock Compensation

The stock compensation for the periods indicated below are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs
Time-based	$5,737	$6,304	$19,412	$16,556
Performance-based	614	546	1,417	950
Market-based	173	1,418	1,446	4,043
Total RSUs	6,524	8,268	22,275	21,549
Stock options	1,098	965	2,673	3,894
Total stock compensation	$7,622	$9,233	$24,948	$25,443

Stock Options

Stock options generally vest over four years and expire ten years from the date of grant. Vested stock options generally expire three months to five years after termination of employment. Stock option activity during the nine months ended September 30, 2024 consisted of the following (in thousands, except for share and per share data):

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Stock Options	Weighted Average Exercise Price	Weighted- Average Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	7,813,366	$2.06	6.0	$14,929
Exercised	(510,598)	0.92
Cancelled/Forfeited/Expired	(114,931)	4.26
Balance as of September 30, 2024	7,187,837	$2.12	5.4	$3,076

Vested and exercisable as of September 30, 2024	6,815,326	$2.04	5.3	$3,031
There were no stock options granted during the three and nine months ended September 30, 2024 and 2023. The total grant date fair value of stock options vested during the three and nine months ended September 30, 2024 was $1.1 million and $2.7 million, respectively. The total grant date fair value of stock options vested during the three and nine months ended September 30, 2023 was $1.0 million and $4.0 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2024 were less than $0.1 million and $0.6 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2023 were $0.4 million and $0.9 million, respectively.

Unrecognized share-based compensation expense for unvested stock options granted and outstanding as of September 30, 2024, is $1.5 million, which is to be recognized over a weighted-average period of 0.8 years.

Early Exercised Options

Under the 2018 Plan, certain stock option holders may have the right to exercise unvested options, subject to a repurchase right held by the Company at the original exercise price, in the event of voluntary or involuntary termination of employment of the option holders, until the options are fully vested. As of September 30, 2024 and December 31, 2023, the cash proceeds received for unvested shares of common stock recorded within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets were $0.1 million and $0.2 million, respectively, which will be transferred to additional paid-in capital upon vesting.

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

RSU activity during the nine months ended September 30, 2024, was as follows:

	RSUs	Service-based	Performance-based(2)	Market-based(3)	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	17,434,138	12,351,544	1,805,550	3,277,044	$4.30
Granted	8,576,496	7,108,327	1,468,169	—	1.90
Vested(1)	(9,851,103)	(8,200,523)	(1,181,573)	(469,007)	3.70
Forfeited	(1,533,784)	(1,300,775)	(233,009)	—	5.79
Unvested as of September 30, 2024	14,625,747	9,958,573	1,859,137	2,808,037	$3.15

(1) Common stock has not been issued in connection with 613,029 vested RSUs because such RSUs were unsettled as of September 30, 2024. These RSUs will be settled by December 31, 2024.
(2) For performance-based awards granted in 2024, the performance condition was not met as of September 30, 2024.
(3) Market-based RSUs consist of CEO RSUs and Executive Retention RSUs as defined in the Company’s Annual Report on Form 10-K filed on March 26, 2024.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future share-based compensation expense for unvested RSUs as of September 30, 2024 was $24.3 million, which is to be recognized over a weighted-average period of 1.6 years.

Modifications

In May 2024, the Company accelerated vesting of 228,575 RSUs in connection with the termination of one of its executives. As a result, the Company recognized share-based compensation expense of $0.6 million. Upon subsequent transition to a consultant under a consulting agreement, the former executive is eligible to vest in up to 403,249 RSUs over the duration of the consulting period. Under the terms of ASC 718, the former executive is not obliged to perform substantive consulting services to the Company for the continued vesting of RSUs, thus the Company recognized an additional share-based compensation expense of $0.6 million, calculated by using the fair value of the Company's stock price as of the date of modification.

In August 2024, the Company accelerated vesting of 104,095 stock options, 401,463 RSUs with service-based vesting conditions, and up to 73,529 RSUs with performance-based vesting conditions in connection with the termination of one of its executives. As a result, the Company recognized share-based compensation expense of $1.3 million. Upon subsequent transition to a consultant under a consulting agreement, the former executive is eligible to vest in up to 34,766 RSUs over the duration of the consulting period. Under the terms of ASC 718, the former executive is not obliged to perform substantive consulting services to the Company for the continued vesting of RSUs, thus the Company recognized an additional share-based compensation expense of less than $0.1 million, calculated by using the fair value of the Company's stock price as of the date of modification.

12. Income Taxes

The Company’s effective tax rate from continuing operations was 1.4% and 1.5% for the three and nine months ended September 30, 2024, respectively. The Company’s effective tax rate from continuing operations was 1.6% and 1.2% for the three and nine months ended September 30, 2023, respectively. The Company’s full valuation allowance in the United States, which is partially offset by state current taxes, caused the year-to-date effective tax rate to be different from the U.S. federal statutory tax rate.

13. Net Loss per Share

The Company has one class of common stock. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period using the two-class method. The Company’s stock options, warrants, and early exercised stock options are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders because the holders of these securities do not have a contractual right to share in the Company's losses, and their effect would be antidilutive. Therefore, the net loss for the three and nine months ended September 30, 2024 and 2023 was attributed to common stockholders only.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except for share and per share data):

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Forge Global Holdings, Inc., basic	$(18,342)	$(18,348)	$(50,690)	$(64,425)
Net loss attributable to common stockholders, diluted	$(18,342)	$(18,348)	$(50,690)	$(64,425)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, basic	184,158,571	173,957,880	182,261,198	173,045,721
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, diluted	184,158,571	173,957,880	182,261,198	173,045,721
Net loss per share attributed to common stockholders:
Basic	$(0.10)	$(0.11)	$(0.28)	$(0.37)
Diluted	$(0.10)	$(0.11)	$(0.28)	$(0.37)
The following potentially dilutive shares were excluded in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	September 30, 2024	September 30, 2023
Warrants to purchase common stock(1)	3,282,652	3,282,652
Private Placement Warrants	7,386,667	7,386,667
Early exercised options	216,651	505,104
Outstanding options	7,187,837	8,401,764
Restricted stock units	14,625,747	18,777,909
Total	32,699,554	38,354,096

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

While not contractually required, FGA may, at its sole discretion, absorb certain expenses on behalf of the Investment Funds. Audit and accounting related services are recorded in professional services in the unaudited condensed consolidated statements of operations. Professional services expenses of $0.2 million and $0.6 million were recognized during the three and nine months ended September 30, 2024. Professional services expenses of $0.2 million and $1.3 million were recognized during the three and nine months ended September 30, 2023.

28

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A family member of one of the Company’s executive officers is a portfolio manager for investment funds that engage in secondary transactions with the Company and receive data services from the Company in the ordinary course of business. Such transactions became related party transactions upon the employee's appointment to executive officer in April 2023. For the three and nine months ended September 30, 2024, aggregate marketplace revenue, less transaction-based expenses, that the Company received from the funds for such transactions was $0.0 million and less than $0.1 million, respectively. For the three and nine months ended September 30, 2023, aggregate marketplace revenue, less transaction-based expenses, that the Company received from the funds for such transactions was $0.3 million and $0.4 million, respectively.

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

	Three Months Ended		QoQ		Nine Months Ended		YoY
Dollars in thousands	September 30, 2024	June 30, 2024	Change	% Change	September 30, 2024	September 30, 2023	Change	% Change
TRADING SOLUTIONS
Trades	680	831	(151)	(18)%	2,116	1,321	795	60%
Volume	$338,075	$426,318	$(88,243)	(21)%	$1,026,931	$515,486	$511,445	99%
Net Take Rate	2.6%	2.7%	(0.1)%	(4)%	2.8%	3.4%	(0.6)%	(18)%
Marketplace revenues, less transaction-based expenses	$8,640	$11,423	$(2,783)	(24)%	$28,554	$17,388	$11,166	64%

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

Take Rate can vary based upon the service or product offering and is also affected by the average order size and transaction frequency.

	Three Months Ended		QoQ		Nine Months Ended		YoY
Dollars in thousands	September 30, 2024	June 30, 2024	Change	% Change	September 30, 2024	September 30, 2023	Change	% Change
CUSTODY SOLUTIONS
Total Custodial Accounts	2,281,976	2,211,108	70,868	3%	2,281,976	2,023,756	258,220	13%
Assets Under Custody	$16,620,450	$16,600,408	$20,042	—%	$16,620,450	$15,148,480	$1,471,970	10%

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

The following table reconciles net loss attributable to Forge Global Holdings, Inc. to our Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Net loss attributable to Forge Global Holdings, Inc.	$(18,342)	$(13,724)	$(50,690)	$(64,425)
Add:
Net loss attributable to noncontrolling interest	(502)	(316)	(1,188)	(893)
Provision for income taxes	298	258	772	769
Interest (income) expense, net	(1,307)	(1,495)	(4,511)	(4,553)
Depreciation and amortization	1,748	1,781	5,345	5,246
Share-based compensation expense	7,622	7,859	24,948	25,443
Change in fair value of warrant liabilities	(931)	(2,280)	(7,659)	2,715
Impairment of right-of-use assets	—	—	186	—
Loss on impairment of long lived assets	—	—	—	536
Adjusted EBITDA	$(11,414)	$(7,917)	$(32,797)	$(35,162)

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

Change in fair value of warrant liabilities

Changes in the fair value of warrant liabilities are related to warrant liabilities that are marked-to-market each reporting period with the change in fair value recorded in the accompanying unaudited condensed consolidated statements of operations until the warrants are exercised, expire, or other facts and circumstances that could lead the warrant liabilities to be reclassified to stockholders’ equity occur.

Other income (expenses), net

Other income (expenses), net, includes other non-operating income and expenditures and sublease income.

Provision for income taxes

Income tax expense consists of federal, state, and foreign income taxes. We maintain a valuation allowance against deferred tax assets net of deferred tax liabilities, with the exception of certain indefinite-lived liabilities, as we have concluded it is not more likely than not that we will realize our net deferred tax assets.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations for the interim periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Total revenues, less transaction-based expenses	$19,143	$22,026	$60,382	$50,512
Operating expenses:
Compensation and benefits	28,750	28,784	87,377	78,566
Other	11,296	10,893	36,569	38,980
Total operating expenses	40,046	39,677	123,946	117,546
Operating loss	$(20,903)	$(17,651)	$(63,564)	$(67,034)
Total interest and other income	2,357	3,869	12,458	2,485
Loss before provision for income taxes	$(18,546)	$(13,782)	$(51,106)	$(64,549)
Provision for income taxes	298	258	772	769
Net loss	$(18,844)	$(14,040)	$(51,878)	$(65,318)
Net loss attributable to noncontrolling interest	(502)	(316)	(1,188)	(893)
Net loss attributable to Forge Global Holdings, Inc.	$(18,342)	$(13,724)	$(50,690)	$(64,425)

Revenue

	Three Months Ended		QoQ		Nine Months Ended		YoY
(in thousands)	September 30, 2024	June 30, 2024	Change	% Change	September 30, 2024	September 30, 2023	Change	% Change
Marketplace revenues	$8,713	$11,679	$(2,966)	(25)%	$28,912	$17,638	$11,274	64%
Custodial administration fees	10,503	10,603	(100)	(1)%	31,828	33,124	(1,296)	(4)%
Total revenues	$19,216	$22,282	$(3,066)	(14)%	$60,740	$50,762	$9,978	20%
Transaction-based expenses	(73)	$(256)	183	(71)%	$(358)	$(250)	$(108)	43%
Total revenues, less transaction-based expenses	$19,143	$22,026	$(2,883)	(13)%	$60,382	$50,512	$9,870	20%

Comparison of Three Months Ended September 30, 2024 and June 30, 2024

Total revenues, less transaction-based expenses, decreased $2.9 million, or 13%.

Marketplace revenue decreased $3.0 million, or 25%, driven by a 21% decrease in volume along with a 10 basis point decrease in net take rate to 2.6% for the three months ended September 30, 2024. Third quarter transactional volume is historically influenced by seasonal investment behavior in the summer months. Net take rate in the three months ended September 30, 2024 was lower due to large block transactions executed at lower net take rates.

Custodial administration fees decreased by $0.1 million, or 1%. Average cash deposits were down slightly in the three months ended September 30, 2024, with slightly lower interest rates leading to lower revenue for cash administration services. Total custodial accounts increased 3%, to 2,281,976, as of September 30, 2024.

Comparison of Nine Months Ended September 30, 2024 and September 30, 2023

Total revenues, less transaction-based expenses, increased $9.9 million, or 20%.

Marketplace revenue increased $11.3 million, or 64%, driven by a 99% increase in trade volume partially offset by a 60 basis point decrease in net take rate to 2.8%. Net take rate in the nine months ended September 30, 2024 was lower due to large block transactions executed at lower net take rates.

Custodial administration fees decreased by $1.3 million, or 4%, driven by declining cash deposits offset in part by rate increases.

Compensation and benefits

	Three Months Ended		QoQ		Nine Months Ended		YoY
(in thousands)	September 30, 2024	June 30, 2024	Change	% Change	September 30, 2024	September 30, 2023	Change	% Change
Salary	$16,176	$14,472	$1,704	12%	$45,520	$40,453	$5,067	13%
Incentive compensation and other bonus	3,279	4,843	(1,564)	(32)%	12,058	7,995	4,063	51%
Share-based compensation	7,622	7,859	(237)	(3)%	24,948	25,443	(495)	(2)%
Benefits and other	1,673	1,610	63	4%	4,851	4,675	176	4%
Total compensation and benefits	$28,750	$28,784	$(34)	—%	$87,377	$78,566	$8,811	11%

Comparison of Three Months Ended September 30, 2024 and June 30, 2024

Compensation and benefits remained flat for the quarter.

Salary expense increased $1.7 million primarily due to higher severance costs as the Company continues to align headcount to current and future business needs.

Incentive compensation and other bonus expense decreased $1.6 million primarily due to lower commissions related to decreased trading volume and marketplace revenue and lower discretionary bonus accruals.

Comparison of Nine Months Ended September 30, 2024 and September 30, 2023

Compensation and benefits expense increased $8.8 million, or 11%.

Salary expense increased $5.1 million due to the impact of annual increases, employer paid payroll-related taxes, and higher severance costs.

Incentive compensation and other bonus expense increased $4.1 million primarily driven by higher commissions in connection with the increase in marketplace revenue and higher discretionary bonus accruals.

Other operating expenses

	Three Months Ended		QoQ			Nine Months Ended		YoY
(in thousands)	September 30, 2024	June 30, 2024	Change		% Change	September 30, 2024	September 30, 2023	Change	% Change
Professional services	$2,435	$1,605	$830		52%	$6,257	$8,884	$(2,627)	(30)%
Advertising and market development	1,015	1,243	(228)		(18)%	3,348	2,463	885	36%
Rent and occupancy	1,036	1,107	(71)		(6)%	3,278	3,616	(338)	(9)%
Technology and communications	3,185	2,649	536		20%	8,894	10,628	(1,734)	(16)%
General and administrative	1,877	2,508	(631)		(25)%	9,447	8,143	1,304	16%
Depreciation and amortization	1,748	1,781	(33)	100	(2)%	5,345	5,246	99	2%
Total other operating expenses	$11,296	$10,893	$403		4%	$36,569	$38,980	$(2,411)	(6)%

Comparison of Three Months Ended September 30, 2024 and June 30, 2024

Other operating expenses increased $0.4 million, or 4%.

Other operating expenses in the three months ended September 30, 2024 increased due to the timing of certain accounting services and legal matters, recorded in professional services, and increased software development expense, recorded in technology and communications. These increases were partially offset by lower travel related expenses, recorded in general and administrative, and timing driven reductions in advertising and market development costs.

Comparison of Nine Months Ended September 30, 2024 and September 30, 2023

Other operating expenses decreased $2.4 million, or 6%.

Other operating expenses in the nine months ended September 30, 2024, include certain non-recurring charges, including $2.8 million related to litigation accruals, recorded in general and administrative expenses, and an impairment of $0.2 million in connection with the Company's right-of-use asset, recorded in rent and occupancy expense. The nine months ended September 30, 2023 include certain non-recurring charges, including $1.5 million related to litigation accruals and capitalized software impairment losses of $0.5 million, recorded in general and administrative expenses. Cost containment efforts resulted in decreases of $2.6 million in professional services, $1.6 million in third-party software engineer expense, recorded in technology and communication expense, $0.5 million in rent expense, recorded in rent and occupancy expense, from rationalization of the Company's office space needs, and $1.1 million in company liability insurance costs, recorded in general and administrative expense. These savings were partially offset by increases in advertising and market development expenses and travel costs, recorded in general and administrative expense, as the Company moves to a hybrid workplace and more in-office activities.

Total interest and other income (expenses)

	Three Months Ended		QoQ		Nine Months Ended		YoY
(in thousands)	September 30, 2024	June 30, 2024	Change	% Change	September 30, 2024	September 30, 2023	Change	% Change
Interest income	$1,307	$1,495	$(188)	(13)%	$4,511	$4,553	$(42)	(1)%
Change in fair value of warrant liabilities	931	2,280	(1,349)	(59)%	7,659	(2,715)	10,374	(382)%
Other income, net	119	94	25	27%	288	647	(359)	(55)%
Total interest and other income	$2,357	$3,869	$(1,512)	(39)%	$12,458	$2,485	$9,973	401%

Comparison of Three Months Ended September 30, 2024 and June 30, 2024

Total interest and other income (expenses) decreased $1.5 million, or 39%, primarily from the change of $1.3 million in the fair value of warrant liabilities during the three months ended September 30, 2024. Changes in the fair value of warrant liabilities are primarily driven by changes in the closing price of the Company's stock on the valuation date and the stock price volatility assumption. Declining interest income is the result of lower average cash balances.

Comparison of Nine Months Ended September 30, 2024 and September 30, 2023

Total interest and other income (expenses) increased $10.0 million, primarily from the favorable change of $10.4 million in the fair value of warrant liabilities.

Liquidity and Capital Resources

To date, we have financed our operations primarily through revenue from operations, issuances of securities, issuances of debt, and proceeds from the Business Combination. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures, and investments in business acquisitions.

As of September 30, 2024, our principal source of liquidity is our cash and cash equivalents balance of $114.5 million. Since our inception, we have generated operating losses as reflected in our accumulated deficit. We had an accumulated deficit of $331.3 million as of September 30, 2024.

We believe our existing cash and cash equivalents as of September 30, 2024 will be sufficient to meet our operating working capital and capital expenditure requirements for at least twelve months from the date of this Report. Our future financing and capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform, and the expansion of sales and marketing activities. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

Cash Flow Summary

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(32,633)	$(34,884)
Investing activities	$5,719	$(3,293)
Financing activities	$(3,370)	$(204)

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2024 of $32.6 million was primarily driven by our net loss of $51.9 million, adjusted for non-cash charges of $25.0 million and net cash outflows of $5.8 million in connection with changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $24.9 million, a decrease in the fair value of warrant liabilities of $7.7 million, and depreciation and amortization of $5.3 million. The main driver of the cash outflows from the changes in operating assets and liabilities was related to an increase in prepaid expenses and other assets of $2.2 million attributable to payment of annual corporate insurance premiums and legal defense costs recoverable under an indemnification claim and a decrease in operating lease liabilities of $1.8 million.

Cash used in operating activities for the nine months ended September 30, 2023 of $34.9 million was primarily related to our net loss of $65.3 million, adjusted for non-cash charges of $36.8 million, and net cash outflows of $6.4 million related to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation of $25.4 million, depreciation and amortization of $5.2 million, and change in fair value of warrant liabilities of $2.7 million. The main driver of the cash outflows from the changes in operating assets and liabilities were driven by a decrease in accrued compensation and benefits of $4.5 million attributable to the payments made during the nine months ended September 30, 2023, for incentive compensation related to the prior year.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2024 of $5.7 million was primarily cash received for the maturity of term deposits. Cash used in investing activities for the nine months ended September 30, 2023 of $3.3 million was primarily cash paid for the purchase of term deposits.

Financing Activities

Cash used in financing activities was $3.4 million and $0.2 million for the nine months ended September 30, 2024 and September 30, 2023, respectively, which consisted primarily of cash paid related to net share settlements of equity awards.

Contractual Obligations

Our contractual obligations have not changed materially outside of the normal course of business as disclosed in our Annual Report, except as described in Note 8, "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included elsewhere in this Report.

Off-Balance Sheet Arrangements

Refer to Note 14, "Related Party Transactions" to our unaudited condensed consolidated financial statements included elsewhere in this Report.

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

On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions. The most significant judgments, estimates, and assumptions relate to the critical accounting policies.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously described in the section titled "Item 1A. Risk Factors" in our Annual Report, other than as set forth below.

Changes and complexities in tax laws, incomplete filings, differences in interpretation of tax laws and regulations, and proposed legislation that would impose taxes on certain financial transactions could have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, we are required to file extensive informational returns and forms to various tax authorities in connection with our custodial and trading solutions. If such filings are incomplete or untimely, we may be subjected to fines or penalties if we do not meet the requirements of reasonable cause, safe harbor, or other relief as may be provided by the relevant tax authorities. In October 2024, we self-identified a failure to submit certain informational filings to the Internal Revenue Service (“IRS”) in connection with our custodial solutions. At this time, we are unable to determine if we will be subject to any fines or penalties due to these incomplete filings, the amount of any potential fines or penalties, and whether such amount, if any, could materially affect our financial condition and operations.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted in the United States, which introduced, among other provisions, a new minimum corporate income tax on certain large corporations, an excise tax of 1% on certain share repurchases by corporations, and increased funding for the IRS. Both the minimum corporate income tax and share repurchase excise tax do not currently apply to us, nor do we expect them to apply to us in the foreseeable future. However, changes in our business and any future regulations or other guidance on the interpretation and application of these provisions, may result in additional taxes payable by us, which could materially and adversely affect our financial results and operations.

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

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

Exhibit Index

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1+#	Separation and General Release Agreement, dated as of August 30, 2024, by and among the Company and Drew Sievers.	Filed herewith
10.2#	Consulting Agreement, dated as of September 9, 2024, by and among the Company and Drew Sievers.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

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

Forge Global Holdings, Inc.

Date: November 7, 2024	By: /s/ Kelly Rodriques
Kelly Rodriques
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By: /s/ Mark Lee
Mark Lee
Chief Financial Officer (Principal Financial Officer)