Form 10-K
period 2024-12-31
Forge Global Holdings, Inc.
filed 2025-03-06
CIK 1827821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2024, the last business day of its most recently completed second fiscal quarter, was approximately $173.92 million based on the closing sales price of the registrant’s common stock on that date. Shares of the registrant's common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2025, the number of shares of the registrant's common stock outstanding was 188,142,822.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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
•manage cybersecurity and technology risk management processes, including incident management processes;
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

Part I

Item 1. Business

Overview

Forge is committed to democratizing access to private markets through our comprehensive suite of private market solutions, including a purpose-built technology-driven platform connecting buyers and sellers of private shares with investment opportunities. Our platform offers data, insights, and tools to help institutions and individuals confidently navigate the private market. We believe that private market investing should be seamless, centralized, and automated. We are focused on accelerating the evolution of private markets by building a market structure based on accessibility, liquidity, and transparency.

Forge’s platform stands out for the breadth and depth of our order book and the broad spectrum of market participants, which fall into three general categories: investors, shareholders, and companies. To serve the distinct needs of each of these categories we have strategically invested in complementary solutions to offer our clients the most critical tools to participate in the private market ecosystem through an integrated platform that allows clients to engage in various investment opportunities and supports the process from beginning to end. We believe this holistic approach yields strong platform-based network effects, fueling participation in the private market and our growth. We attribute our success to our integrated operating model, the remarkable efforts of our employees, the momentum contributed by our many clients, and our commitment to ensuring that our technology performs at the highest level.

Our Comprehensive Suite of Private Market Solutions

Marketplace

The flagship product of Forge’s private market platform is the Forge marketplace, which is designed to efficiently connect buyers looking to invest in private companies and sellers of company shares and related products. To enhance private market participation for our clients, our marketplace incorporates features designed to simplify the complexities of private market transactions. These features include actionable data, insights, order submission and management, active negotiation and matching, and facilitating closing. We believe the seamless integration of these features creates a smooth client experience characterized by a centralized and intuitive user interface which enables clients to register for free, add holdings, explore private company data and insights, discover trade opportunities, effortlessly express trade interest, and ultimately enter into a transaction.

As a result of our extensive operating history, we have a deep understanding of the varied needs that market participants have when transacting in private markets. To address these distinct needs, our marketplace offers a diverse suite of transaction frameworks to our clients:

•Direct Secondary Transfers. Clients can directly buy and sell preferred and common stock of private companies by searching for companies by name, sector, or valuation. Clients submit an indication of interest (“IOI”) on the platform indicating whether they are buying or selling, the series or class of equity they want to sell or buy (e.g., preferred, common, or both), the price range, and number of shares or volume range they are looking to buy or sell. Buyers and sellers are then matched on the platform based on those parameters and Forge facilitates the transaction. We also provide certain template documents to the parties and facilitate execution of company-specific stock transfer agreements at closing. For the year ended December 31, 2024, transactions took an average of 42 days to close and the standard minimum transaction size on our platform was $100,000; however, we facilitated transactions less than this minimum size based on circumstances such as upon the specific request of certain sellers or to receive a partial execution of a larger order. Our subsidiary, Forge Lending LLC ("Forge Lending"), also supports private company employees by providing non-recourse loans with deferred interest to facilitate the exercise of their stock options in connection with sales on the Forge marketplace.

•Forge Fund and Third-Party Investments. Forge funds are designed to provide investors with the opportunity to acquire ownership interests in Single Asset Funds (each, a “SAF”) managed by Forge Global Advisors LLC ("FGA"), our registered investment adviser subsidiary (see “Asset Management” below for additional services offered by FGA). Ownership interests are represented in fund units of the SAF that owns the underlying shares of the private company or has in investment in a master fund that owns those shares. In addition to facilitating transactions through our Forge-established SAFs, Forge also serves as a placement agent for third-party funds.

•Forge Pro. Forge Pro is our web application geared towards institutional clients that combines data visualization and visibility of detailed trade data, such as trading book views, extensive company data, and advanced pricing data. Through Forge Pro, clients are able to enter and manage IOIs and orders through a professional-grade interface designed for sophisticated market participants.

To ensure compliance with federal securities laws and other applicable rules and regulations, our clients must satisfy certain participation criteria (e.g., accreditation) and provide identification information. In addition, our marketplace is designed to support the requirements of applicable registration exemptions such as Section 4(a)(1) and Reg D for primary issuance, as well as Section 4(a)(7) and industry practices known as Section 4(a)(1½) for secondary transactions, which provide exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act").

Private Company Solutions

Through our Private Company Solutions ("PCS"), we engage with private companies to deliver comprehensive, tailored solutions for their liquidity and capital formation needs, which we believe positions Forge as a trusted capital solutions partner and can drive additional participation on the Forge platform generally. The key solutions we specifically provide through PCS include (i) proprietary software to streamline company tender offer programs, (ii) structured liquidity programs where companies can provide their employees with ongoing liquidity opportunities through our marketplace, and (iii) facilitating capital raising initiatives for companies by participating in primary financings and/or tender offers through either direct engagement from companies or FGA-managed SAFs.

Asset Management

As noted in “Forge Fund Investments” above, FGA operates as a registered investment advisor that manages a suite of SAFs that invest in private companies on behalf of Forge and its marketplace users. We believe FGA enhances investment efficiency by streamlining interactions among investors, equity holders, and private companies, as well as increases Forge’s reach due to our positions on private company capitalization tables through these FGA-managed SAFs. As of December 31, 2024, FGA managed approximately $922 million in assets under management (“AUM”) across over 90 SAFs, which are structured as individual LLCs or Cayman Island funds.

•Fund Creation and Management. FGA manages SAFs to facilitate investments in private companies on behalf of Forge and its clients. These SAFs provide investors with structured access to private market opportunities while enabling companies to engage with a single entity on their cap table. FGA oversees the lifecycle of each SAF, which begins at the initial acquisition of shares via either the primary or secondary markets sourced through either our marketplace or PCS and are liquidated or distributed upon a liquidity event of the underlying asset (typically an IPO, merger, or acquisition). Additionally, funds are sometimes created through investment in third-party fund opportunities. As a passive investor, FGA does not actively participate in company governance and votes proxies in line with company management. As of December 31, 2024, FGA-managed SAFs held positions on the cap tables of over 70 private companies.

•Redemption of Fund Units. At the sole discretion of a Forge fund manager, investors may be able to redeem their fund units prior to the unwinding of the SAF and new investors may be admitted to the SAF in their place.

•Secured Cash Management. FGA facilitates the money movement in the context of investments into Forge-managed SAFs and ensures disbursement of company and brokerage fees (as applicable) and net seller proceeds.

Data

We believe our proprietary private market data serves as the foundation for innovative new products. We aggregate, anonymize, and supplement private market data, including historical trade and IOI data from transactions facilitated through the Forge marketplace. As of December 31, 2024, this data set contained secondary trading data on over 1,000 private companies. In addition to this secondary trading data, we provide non-trading data that investors can also use to research and analyze investment opportunities, including company descriptions, information on management teams and investors, primary financing round data, and mutual fund marks. As of December 31, 2024, this data set contained more than 2,000 private companies and more than 500 previously private, now public companies.

Building upon our initial Forge Intelligence product, we believe our data solutions provide clients with key insights into a traditionally opaque market and can drive additional participation in our marketplace and platform generally.

•Derived Data. Using market data primarily sourced from the Forge marketplace and our proprietary methodology, Forge creates derived pricing indications that seek to reflect the current implied valuation of late-stage, venture-backed companies. Forge Price is a proprietary indicative price calculated daily for approximately 200 pre-IPO companies as of December 31, 2024, which uses multiple data points to represent a single, derived share price for each company. We believe Forge Price serves as a market indicator of the current price per share of a company based on a combination of secondary market transactions, recent funding rounds, and IOIs collected in Forge’s order book. Forge Price provides more up-to-date pricing information compared to other standalone sources, such as primary funding round prices and mutual fund marks, and underlies our other derived data product innovations, such as our indices.

•Indices. Forge offers indices that provide insights into segments and sectors of the private market, notably the Forge Private Market Index (“FPMI”) and the Forge Accuidity Private Market Index (“FAPMI”). The FPMI is an equal weighted index designed as a proxy for overall private market performance by reflecting up-to-date performance and pricing activity of actively traded private companies on the Forge marketplace. Companies are selected for FPMI inclusion based on a proprietary scoring model which incorporates key pricing and liquidity information such as closed trade prices, volume, and IOIs. The FAPMI is a capitalization-weighted index comprised of late-stage private companies which are ranked according to a modified capitalization weighting methodology. We believe our indices better reflect the actively traded segment of the private market by relying on multiple data points rather than overemphasizing primary valuations. In addition, our indices can be used by fund managers for investment strategies, such as in the case of Accuidity, an institutional asset manager whose Megacorn fund tracks the FAPMI.

Custody

Forge Trust, our non-depository trust company, provides investors custodial services for self-directed retirement accounts ("SDIRAs”), specializing in the custody of alternative assets including real estate, private stock, private equity, promissory notes, private placements, and precious metals. Forge Trust enables a seamless solution for investors, equity holders, and institutions to securely hold and value both private and public market assets. As of December 31, 2024, Forge Trust held approximately $16.9 billion of assets under custody through approximately 2.4 million accounts.

•Self-Directed IRA Accounts. Forge Trust serves as a custodian of SDIRAs holding alternative assets. Account holders can invest and custody assets such as private company shares, private equity, venture capital, and real estate. The evaluation of investment suitability and risks rests with the account holder and their advisor, if any. As a result, Forge Trust is not responsible for the financial performance of custodial assets and does not provide any insurance coverage for the investment risks that are entirely borne by the SDIRA owner.

•Custody-as-a-Service. Forge Trust offers a powerful, highly scalable cloud-based custody platform that provides Custody-as-a-Service to our clients. The custody platform provides an application programming interface (“API”) that enables our clients to easily integrate and offer our custody platform to their clients, including Acorns IRA accounts.

Sales and Marketing

We believe we’ve created a brand and client experience synonymous with trust. Clients come to Forge for our deep knowledge of the private market, our longstanding expertise as pioneers in this market, and because they trust in our ability to help them.

Private Market Specialists

To consistently serve our users’ needs at the highest standards of responsiveness and personalization, the Forge marketplace is supported by a team of private market specialists. Our specialists help educate clients on the nuances of the private markets, the steps needed to access the private markets using our platform and, as required, help clients navigate through transaction-specific complexities.

Brand

We strive to deliver on our brand promise to our clients, partners, and employees every day. Our focus is to amplify Forge’s position as a trusted expert in the private markets and to develop experiences that reinforce that position.
We provide thought leadership to the industry through media and press engagement, participating in industry events, roundtables, and forums, and conducting topical webinars for our clients.

Client Engagement

We approach and engage with clients through a combination of owned, earned, and paid channels. We believe we have built a highly effective and efficient approach to new client engagement and lead acquisition and are focused on expanding our full-funnel marketing programs—from awareness to re-engagement—across our priority audiences to extend our reach and reinforce our position in the market.

Education

We believe that by making educational resources available to existing and prospective clients, we can further advance participation in the private markets. Engaging with Forge involves receiving a regular cadence of thought leadership that offers a valued service for our constituents and enhances our brand awareness and stature within the financial community. We provide a variety of ways for our clients to learn and stay engaged in the private market, including:

•The Forge Investment Outlook. The Forge Investment Outlook is a free quarterly report that provides information about the private market, such as specific company performance and top mover trends. It is designed to provide institutional investors with in-depth insights on performance across sectors, trading activity, establish benchmarks for valuations, and monitor exit activity.

•The Private Market Update. The Private Market Update is a free monthly report that tracks private market performance on an aggregate level. It is designed to provide all clients with greater pricing transparency into the trends affecting private company valuations.

•Private Market Magnificent 7. The Private Market Magnificent 7 are seven of the top-performing companies in the Forge marketplace as identified by Forge and is designed to provide our clients with visibility into the top performing companies in the private market. Forge Price underlies the methodology for identifying the Private Market Magnificent 7, and the selection process consists of a set of criteria, including company size, share price performance, secondary trading liquidity, market leadership, and brand equity.

Technology

Forge’s core technology infrastructure supports its products and services across all interfaces, including API connectivity with financial counterparties. All systems are deployed within a secured, hardened cloud runtime environment to ensure resilience and reliability.

Marketplace

•Advanced Trading Core. Forge’s core trading engine automates the trading book, including the processing and maintenance of IOIs, and communications to internal and external systems regarding trade status and execution. Built using sequencer architecture common to high-volume public exchanges, our proprietary trading engine can accommodate a variety of trading styles common to the private markets, including individual deals, marketplace transactions, and private company events. The system provides internal and external REST API, FIX, and WebSocket connectivity.

•Broker Console for Trade Management. Forge’s web-based broker console interfaces with the trading core and provides a mechanism for our private market specialists to track client interactions, manage IOIs, match bids and asks, and submit trades for settlement.

•Client Facing Interface. The Forge marketplace, available through our website, provides clients with a user-friendly interface to access market and company data, manage watchlists, submit and track IOIs, initiate direct and fund transfers, and participate in private company events.

Data Platform

Our data platform supports our marketplace and data solutions, serving as a central repository for data ingested by the Forge platform, which includes historical trade and IOI data from our marketplace, as well as data aggregated from third-party sources. Derived and modeled data can be generated from these sources and made available to our clients via API. Additionally, the data platform serves as the foundation for pricing and valuation of private market companies.

Custody Platform

Forge’s custody platform is a cloud-based system that provides a comprehensive suite of capabilities to manage the full lifecycle of our custodial accounts. Our clients and our internal systems integrate with our customizable custody platform through a secure REST API.

Cloud Native Runtime Environment

Forge’s domain services run on a common cloud native runtime designed by Forge engineers utilizing open standards while leveraging the power and scale of Amazon Web Services. This technology enables the rapid creation of reusable, secure, independently scalable, and reliable services. The key capabilities of the system provide automated change control, code deployment, configuration management, audit logging, multi-level tracking, observability of all systems, fraud detection, forensics support, and adverse event prevention.

Growth Strategy

Our growth strategy is driven by our commitment to delivering value to our increasingly diverse set of users as we continue to accelerate the evolution of the private market. We aim to scale alongside our clients, expand into new segments, and enhance private market accessibility by encouraging participation and developing innovative products to address evolving needs.

Innovation in Private Markets

Our commitment to innovating private markets is founded on a steadfast focus to consistently deliver value to our clients. Our growth strategy focuses on delivering products and solutions that meet the evolving needs of private market participants while creating access and liquidity for continued market growth. By offering differentiated products and enhancing existing features, we aim to foster a more accessible and dynamic market. We believe expanding our product suite and providing additional solutions will differentiate Forge as the most comprehensive platform in the private market.

Amplifying Brand Presence and Thought Leadership

Building strong brand awareness and providing private market educational resources on private markets are key drivers in attracting new clients and encouraging participation. We believe our current thought leadership and brand initiatives, such as the Private Market Update, Forge Investment Outlook, Forge Private Magnificent 7, and our indices serve as valuable educational resources to foster engagement and trust and that increasing our visibility through similar initiatives will reinforce and grow our brand.

Leveraging Partnerships and Inorganic Growth Opportunities

We believe effectively reaching our clients requires collaboration with ecosystem participants through both forming strategic partnerships and executing inorganic opportunities. We are committed to strengthening relationships with new and existing partners, including banks, broker-dealers, financial data leaders, and wealth advisory networks, to enhance liquidity, expand market access, and improve transparency in private markets. We will also continue to optimize our growth strategy with value-creating mergers, acquisitions, and other strategic transactions.

Expand Internationally

Issuers, buyers, and sellers from over 80 jurisdictions have transacted on our platform since inception (as of December 31, 2024, including the historical business and companies we have acquired on a pro forma basis). While our operations are chiefly located in the United States, we have expanded our operations internationally to match the global demand for our products and services, including our expansion into the European private market with the establishment of Forge Europe with our long-time strategic partner, Deutsche Börse.

Competition

We compete with other broker-dealers and companies that provide access to private market trading, company liquidity solutions, private market data, custody services, and other private market solutions. Competitors in these spaces include other private market platforms and offline brokers, global banks, custodial service providers, and subscription-based data providers (including data divisions of large stock exchanges).

Competitive Strengths

We believe we are positioned favorably relative to our competition as a result of having built a technology-driven platform offering a suite of unified and complementary solutions serving the broad spectrum of private market participants.

Innovative, Private Markets Platform Operating at Scale

Since inception, we have built world-class technology and invested heavily in an organization focused solely on facilitating private market transactions. This proprietary technology and operating expertise are supported by efficient workflows which make the processing of trades a more efficient and user-friendly experience. Amassing the technical expertise and know-how to perform these tasks at scale is difficult, and we believe we are uniquely positioned to continue to streamline large parts of this traditionally fully analog process.

Strategy Powered by Complementary and Integrated Solutions

We strategically built our business model around complementary solutions to deliver robust products and services that combine to provide a synergized experience and encourage continued use of our platform. We believe the evolution of private markets will necessitate a holistic approach to address the needs of its participants. We believe the investments we have and continue to make will enable us to introduce new products and services quickly while also providing us the opportunity to continue to scale quickly and profitably.

Deep Private Markets Experience.

We believe our deep involvement in private markets uniquely positions us to understand, address, and anticipate the evolving needs of market participants. With over a decade of experience, we have developed proprietary technology and honed our expertise to deliver efficient, user-friendly solutions. We have facilitated over $15 billion in transaction volume across approximately 28,000 transactions for over 600 companies as of December 31, 2024, including the historical business and companies we have acquired on a pro forma basis.

We have approximately 721,000 registered users, which includes approximately 700,500 individual investors and approximately 20,500 institutional investors, with institutional investors representing approximately 57% of our transaction volume since inception as of December 31, 2024, including the historical business and companies we have acquired on a pro forma basis. We define institutional investors as (i) participants on our platform who report as legal entities with primary business activities related to private equity, investment activities, or financial services and (ii) participants we verify as such.

Leveraging our deep experience in alternative investing and differentiated sourcing capabilities, we believe we are well-positioned to capitalize on opportunities in a constantly evolving private market. We believe our long-standing presence enables us to navigate multiple market cycles, foster strong client relationships, and continue to expand our suite of products and services.

Diverse and Experienced Team

We have assembled a deep and experienced leadership team that includes senior executives from innovative technology companies, top-tier financial firms, leading public market exchanges, and globally recognized asset managers. We operate as one team, leveraging our collective expertise, particularly in technology and product development, to enhance and expand our operations. We are also proud and fortunate to have talented and passionate employees who are bold, humble, and accountable, as well as a culture that puts trust, transparency, and collaboration at the top of our minds.

Employees

As of December 31, 2024, we had 300 employees and 300 full-time employees. We also engage temporary employees, contractors and consultants as needed to support our operations.

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

•regulation of our broker-dealer and registered investment adviser subsidiaries;

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

Investment Adviser Regulation. Our investment adviser subsidiary, Forge Global Advisors LLC (“FGA”), is registered with and subject to regulation by the SEC under the Investment Advisers Act of 1940 (the "Advisers Act”). FGA provides advisory and management services to our SAFs that are not registered under the Investment Company Act of 1940. The Advisers Act imposes duties and restrictions on FGA, including requirements relating to the custody of client assets, prohibitions of fraudulent activities, disclosure and reporting obligations, and fiduciary duty obligations.

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

Lending Regulation. Forge Lending LLC (“Forge Lending”), our licensed lender with the State of California, is subject to regulation and examination by the Department of Financial Protection and Innovation pursuant to the California Financing Law. Forge Lending is engaged in the business of originating loans to option holders in the stock of unregistered private companies for the purpose of exercising these options in connection with a follow up sale of the acquired securities on the Forge marketplace.

European Regulation. Our European-based subsidiaries, Forge Europe GmbH (“Forge GmbH”) and Forge Europe UK Ltd (“Forge UK”) have commenced their business operations in Germany and the UK. Forge GmbH is registered with the Federal Financial Supervisory Authority ("BaFin") as a tied agent to provide investment brokerage services in Germany exclusively under the license and liability of Effecta GmbH, an independent third-party which is registered with BaFin as an investment firm. Forge UK, a wholly owned subsidiary of Forge GmbH, is an appointed representative of Sapeno Partners LLC, an independent third-party which is authorized and regulated by BaFin to facilitate transactions in securities.

Data Privacy

Our businesses collect, store, share, transfer, use, and otherwise process the personal data of individuals worldwide. Laws and regulations such as the European Union General Data Protection Regulation, the California Consumer Privacy Act, and other U.S. state regulations may impose stringent data protection requirements on our businesses and grant covered individuals various rights with regard to personal information relating to them, including in some cases the right to request disclosure of the categories and specific pieces of personal information collected by our businesses and the right to request erasure of such personal information.

Intellectual Property

At Forge, we rely primarily on trade secret, copyright, and trademark law to protect our proprietary intellectual property in the United States and foreign jurisdictions. Because federal, state, and common law rights provide only limited protection for intellectual property, we employ a strict policy of requiring non-disclosure agreements and intellectual property protections in our vendor and licensing agreements, including feedback assignments and work-for-hire provisions. As an example, Forge’s licensing agreement for our Forge Intelligence product features strong confidentiality and intellectual property protections. Further, users of our websites and solutions all accept the terms of service that clearly identify content owned and controlled by Forge. We have always emphasized innovation in our products and solutions. As of December 31, 2024, we have 16 patents issued or pending in the United States and internationally.

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
•If we fail to retain our existing clients or acquire new clients in a cost-effective manner, our business could be harmed.
•We face intense and increasing competition and, if we do not compete effectively, our competitive positioning and operating results will be harmed.
•Given our focus on the private market, our clients may encounter additional risks when investing through our platform, including potential transfer or sale restrictions on securities, lack of information about private companies, opacity in pricing, and liquidity concerns.
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
•Cybersecurity incidents or attacks directed at us and to our systems could result in unauthorized access, information theft, data corruption, operational disruption, and/or financial and reputational loss.

•We collect, store, share, disclose, transfer, use, and otherwise process client information and other data, including personal information, and an actual or perceived failure by us or our third-party service providers to protect such information and data or respect clients’ privacy could damage our reputation and brand, negatively affect our ability to retain clients and harm our business, financial condition, operating results, cash flows, and prospects.
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

Our net loss was $66.3 million and $90.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $347.0 million. We may continue to incur net losses in the future. We will need to generate and sustain significant revenue for our business generally in future periods in order to achieve and maintain profitability. We also expect general and administrative expenses to continue to increase to meet the increased compliance and other requirements associated with operating as a public company and evolving regulatory requirements.

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

Our revenue is primarily driven by fees generated from our marketplace and custody solutions. If we fail to grow and maintain our client base and invest in our platform in a cost-effective manner, we may be unable to increase revenue and achieve profitability. Our revenue can be adversely affected by numerous market trends, including but not limited to, a reduction in anticipated or planned IPOs, lowered private company funding activity, and lowered consumer appetite due to changes in macroeconomic conditions such as inflation, fiscal policies, interest rates, and overall market volatility. These trends could all, individually or together, negatively impact our revenue and overall financial position.

Furthermore, although we continue to invest and develop our platform to complete transactions in a more automated and technology enabled manner, portions of our platform rely upon manual procedures carried out by our private market specialists who help facilitate trades between buyers and sellers. Our Private Company Solutions, asset management services, and data products also may not gain broad market acceptance and therefore may fail to generate material revenue or increased participation in our platform generally.

While some of our issuer clients may prefer that we not publish the transaction prices for transactions in their securities, we maintain that such prices are, by definition, information belonging to us. We negotiate exceptions to this policy on a case-by-case basis, and such exceptions have historically been very limited. Accordingly, our revenue may be adversely impacted to the extent that we are not able to publish transaction prices or related data through our marketplace and data solutions.

We continually refine our revenue and business model, which is premised on creating a virtuous cycle for our clients to engage in more products across our platform. We promote our platform as providing a holistic suite of complementary solutions that allows clients to engage in various investment opportunities in the private markets with support from beginning to end. However, there is no assurance that these efforts will be successful or that we will generate revenues commensurate with our efforts and expectations, or become profitable.

If we are unable to develop new solutions or adapt to technological changes, our revenue may not grow as expected.

We operate in a dynamic industry characterized by rapidly evolving technology, frequent product introductions, and competition based on pricing and other differentiators. Our scalability could be contingent on us successfully automating portions of our platform that rely on manual processes, which may be expensive and time consuming, and the success of which is not guaranteed. In addition, we may increasingly rely on technological innovation as we introduce new types of products, expand our current products into new markets, and continue to streamline our platform. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior experience, demand for our products may decrease and our growth and operations may be harmed.

If we fail to retain our existing clients or acquire new clients in a cost-effective manner, our business could be harmed.

Our continued business and revenue growth is dependent on our ability to cost-effectively attract new clients, retain existing clients, and increase usage of our products and services, and we cannot be sure that we will be successful in these efforts. As we expand our business operations and potentially enter new markets, new challenges in attracting and retaining clients will arise that we may not successfully address.

We face intense and increasing competition and, if we do not compete effectively, our competitive positioning and operating results will be harmed.

We expect our competition to continue to increase. In addition to established enterprises and global banks, we may also face competition from early-stage companies attempting to capitalize on the same, or similar, opportunities as we are. Some of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources and a larger client base than we do. Any of these advantages would allow competitors to potentially offer more competitive pricing or other terms or features, a broader range of investment and financial products, or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in client preferences. Our existing or future competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services, which could attract new clients away from our services and reduce our market share. Additionally, when new competitors seek to enter our markets, or when existing market participants seek to increase their market share, these competitors sometimes undercut, or otherwise exert pressure on, the pricing terms prevalent in that market, which could adversely affect our revenues, market share, or ability to capitalize on new market opportunities.

Given our focus on the private market, our clients may encounter additional risks when investing through our platform, including potential transfer or sale restrictions on securities, lack of information about private companies, opacity in pricing, and liquidity concerns.

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

We have and may in the future become involved in, disputes or litigation matters between clients with respect to failed transactions on our platform (such as in the event of delayed delivery or a failure to deliver securities).

We have and may in the future become involved in, disputes and litigation matters between clients with respect to transactions on our platform. The high notional value of transactions on our platform makes us a target for clients to engage in lawsuits between one another and/or with us. There is a risk that clients may increasingly look to us to make them whole for delayed and/or broken trades. Clients may litigate over a failure of sellers to deliver securities or over the untimely deliveries of securities. Any litigation to which we are a party could be expensive and time consuming, regardless of the ultimate outcome, and the potential costs and risks of such litigation may incentivize us to settle. Additionally, we may agree to forego commissions in a failed settlement situation even if we are not at fault or do not have an obligation to do so for client relations or other reasons. If we reduce or forego commissions on behalf of clients, it would lead to a reduction in profits.

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

•enhancing our information, training, and communication systems to ensure that our personnel are well-coordinated and can effectively communicate with each other and our clients; and

•improving our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results.

If we fail to manage our expansion, implement improvements, or maintain effective internal controls and procedures, our costs and expenses may increase more than we plan and we may lose the ability to develop new solutions, satisfy our clients, respond to competitive pressures, or otherwise execute our business plan.

Our projections and key performance metrics are subject to significant risks, assumptions, estimates, judgments, and uncertainties. As a result, our financial and operating results may differ materially from our expectations.

We operate in a competitive industry, and our projections and calculations of key performance metrics are subject to the risks and assumptions made by management with respect to our industry. Operating results are difficult to forecast because they generally depend on a number of factors, including the competition we face, as well as our ability to attract and retain clients while generating sustained revenues through our services. We may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. Any of these factors could cause our operating results in a given quarter to be higher or lower than expected, which makes creating accurate forecasts and budgets challenging. As a result, we may fall materially short of our forecasts and expectations, including with respect to our key performance metrics, which could cause our stock price to decline and investors to lose confidence in us and our business, financial condition, and results of operations.

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

Maintaining adequate liquidity is crucial to our securities brokerage business operations. We meet our liquidity needs primarily from working capital and cash generated by client activity, as well as from external equity financing. Increases in the number of clients, fluctuations in client cash or deposit balances, as well as market conditions or changes in regulatory treatment of client deposits, may affect our ability to meet our liquidity needs. Our broker-dealer subsidiary, Forge Securities LLC ("Forge Securities"), is subject to Rule 15c3-1 under the Exchange Act, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers. Forge Securities is exempt from the requirements of Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain certain liquidity reserves. Additionally, our trust company subsidiary, Forge Trust Co., is subject to minimum capital requirements of the State of South Dakota, in which it is chartered.

A reduction in our liquidity position could reduce our clients’ confidence in us, which could result in the withdrawal of client assets and loss of clients, or could cause us to fail to satisfy broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties, or other sanctions, including suspension or expulsion by the SEC, FINRA, or other self-regulatory organizations or state regulators, and could ultimately lead to the liquidation of our broker-dealers or other regulated entities.

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

•difficulties or delays in obtaining required regulatory approvals;

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

As a financial services company, our business, results of operations and reputation are directly affected by elements beyond our control, such as macroeconomic and geopolitical conflicts that might affect the volatility in financial markets. In particular, market volatility can decrease investor appetite in the private market and increase liquidity risks to private equity valuations given uncertainty around settlement prices for illiquid assets. Weaknesses in public and private equity markets could also cause our existing clients to incur losses, which in turn could cause our brand and reputation to suffer.

Our business depends on our trusted brand, and failure to maintain and protect our brand, or any damage to our reputation, or the reputation of our partners, could adversely affect our business, financial condition, or results of operations.

We believe we are developing a trusted brand that has contributed to the success of our business. We believe that maintaining and promoting our brand in a cost-effective manner is critical to achieving widespread acceptance of our products and services and expanding our base of clients. Maintaining, promoting, and positioning our brand and reputation will depend on our ability to continue providing useful, reliable, secure, and innovative products and services; to maintain trust and remain a financial services leader; and to provide a consistent, high-quality client experience.

We may introduce, or make changes to, features, products, services, privacy practices, or terms of service that clients do not like, which may materially and adversely affect our brand. Our brand promotion activities may not generate client awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business could be materially and adversely harmed.

Harm to our brand can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality, inadequate protection or actual or perceived misuse of personally identifiable information, compliance failures and claims, regulatory inquiries and enforcement, rumors, litigation and other claims, misconduct by our partners, personnel or other counterparties, and actual or perceived failure to adequately address the environmental, social, and governance expectations of our various stakeholders, any of which could lead to a tarnished reputation and loss of clients. We may in the future be the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our brand and deter clients from adopting our services. Any negative publicity about our industry or our company, the quality and reliability of our products and services, our compliance and risk management processes, changes to our products and services, our privacy, data protection, and information security practices, litigation, regulatory licensing and infrastructure, and the experience of our clients with our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain a strong and trusted brand, our business, financial condition, and results of operations could be materially and adversely affected.

We conduct our brokerage and other business operations through subsidiaries and rely on dividends from our subsidiaries for a substantial amount of our cash flows.

We depend on dividends, distributions, and other payments from our subsidiaries to fund payments on our obligations, including any debt obligations we may incur. Regulatory and other legal restrictions may limit our ability to transfer funds to or from certain subsidiaries, including Forge Securities. In addition, certain of our subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations, including any debt obligations we may incur and otherwise conduct our business by, among other things, reducing our liquidity in the form of corporate cash. In addition to negatively affecting our business, a significant decrease in our liquidity could also reduce investor confidence in us. Certain rules and regulations of the SEC and FINRA may limit the extent to which our broker-dealer subsidiary may distribute capital to us. For example, under SEC rules applicable to Forge Securities, a dividend in excess of 30% of a member firm’s excess net capital may not be paid without Forge Securities providing prior written notice. Compliance with these rules may impede our ability to receive dividends, distributions, and other payments from Forge Securities.

Fluctuations in interest rates can affect the results of our operations.

Sustained high interest rates could shift investment preferences and flows affecting client appetite for trading in private equity assets on our Forge marketplace, and could also adversely influence fund redemption rates and allocation within our subsidiary, Forge Global Advisors LLC ("FGA"). Conversely, low interest rates directly reduce our ability to earn custodial administration fees from our custodial solutions, but could increase activity on our Forge marketplace and positively influence fund redemption rates and allocation within FGA. Accordingly, fluctuations in interest rates can both positively and adversely affect our business, financial condition, results of operations, cash flows, and future prospects.

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

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2024, we had recorded a total of approximately $126 million of goodwill and other intangible assets. An adverse change in domestic or global market conditions, and/or declines in our stock price, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact on our operating results or financial condition.

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

We are subject to various federal, state, and local regulatory regimes. The principal policy objectives of these regulatory regimes are to protect borrowers, investors, and other financial services clients and to prevent fraud, money laundering, and terrorist financing. Laws and regulations, among other things, impose licensing and qualifications requirements; require various disclosures and consents; mandate or prohibit certain terms and conditions for various financial products; prohibit discrimination based on certain prohibited bases; prohibit unfair, deceptive, or abusive acts or practices; require us to submit to examinations by federal, state, and local regulatory regimes; and require us to maintain various policies, procedures, and internal controls, including in some cases, internal information barriers. There is a risk that our affiliated entities will not maintain proper information barriers if we fail to develop and enforce appropriate policies and procedures regarding information barriers between entities. The introduction of new laws and regulations related to our businesses, and changes in the enforcement of existing laws and regulations, could have a negative impact on our results and ability to operate.

FGA is an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). As such, FGA is subject to the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions, which apply to our relationships with the funds we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our clients, fund investors, and our investments; including, for example, restrictions on transactions with our affiliates. In addition, FGA is subject to periodic SEC examinations and other requirements under the Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate to matters including maintaining effective and comprehensive compliance programs, record-keeping, and reporting and disclosure requirements. The Advisers Act generally grants the SEC broad powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations, and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding, or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.

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

Monitoring and complying with all applicable laws and regulations across different entities can be difficult and costly. Failure to comply with any of these requirements may result in, among other things, enforcement action by governmental authorities and self-regulatory organizations, lawsuits, monetary damages, fines or monetary penalties, restitution or other payments to investors, modifications to business practices, revocation of required licenses or registrations, voiding of loan contracts, and reputational harm, all of which could materially harm our results of operations.

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

We may not be able to acquire or maintain all requisite licenses, registrations, and permits. If we change or expand our business activities, either in scope or geographically, we may be required to obtain additional licenses before we can engage in those activities. In addition, the jurisdictions that currently do not regulate our business may later choose to do so, and if this occurs, we may not be able to obtain or acquire or maintain all requisite licenses, registrations, and permits, which could require us to modify or limit our activities in the relevant jurisdictions. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.

We have expanded and may continue to expand into international markets, which exposes us to significant new risks, and our international expansion efforts may not be successful.

We operate and serve investors in foreign jurisdictions, and our business is subject to the laws and requirements of each jurisdiction in which we operate. Issuers, buyers and sellers from over 80 jurisdictions have transacted on our platform since inception as of December 31, 2024 (including the historical business and companies we have acquired on a pro forma basis). While our operations are chiefly located in the United States and the majority of our trading revenues are derived from transactions involving U.S. issuers, we have and may continue to expand internationally in order to match the global demand for our products and services. These international expansion efforts include Forge Europe, which operates in Germany and the UK through our subsidiaries Forge Europe GmbH (“Forge GmbH”) and Forge Europe UK Ltd (“Forge UK”), respectively.

Forge GmbH has registered with the Federal Financial Supervisory Authority ("BaFin”) as a tied agent to provide investment brokerage services in Germany exclusively under the license and liability of Effecta GmbH, an independent third-party which is registered with BaFin as an investment firm. In addition, Forge UK, a wholly owned subsidiary of Forge GmbH, is an appointed representative of Sapeno Partners LLC, an independent third-party which is authorized and regulated by the Financial Conduct Authority to facilitate transactions in securities. Accordingly, the ability of Forge GmbH and Forge UK to conduct their business is dependent on the good standing of the principal firms under whose license we operate in the respective jurisdiction, and any suspension or other restriction on their licenses may have a material adverse effect on our expansion efforts and restrict our ability to operate in the respective jurisdiction.

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

•the need to offer client support and other aspects of our offering (including websites, articles, blog posts, and client support documentation) in various languages;

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

The financial services industry is subject to extensive regulation under federal, state, and applicable international laws. From time to time, we have been threatened with or named as a defendant in lawsuits, arbitrations, and/or administrative claims involving securities, consumer financial services, and other matters. We are also subject to periodic regulatory examinations and inspections. Compliance and trading problems or other deficiencies or weaknesses that are reported to regulators, such as the SEC, FINRA, the CFPB, or state regulators, by dissatisfied clients or others, or that are identified by regulators themselves, are investigated by such regulators, and may, if pursued, result in formal claims being filed against us by clients or disciplinary action being taken against us or our employees by regulators or enforcement agencies. To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds, or taking other actions that could be financially or competitively detrimental to us. We expect to continue to incur costs to comply with governmental regulations. Any such claims or disciplinary actions that are decided against us could have a material impact on our financial results.

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

We operate in an industry in which integrity and the confidence of our clients is of critical importance. While we take precautions to deter and detect employee misconduct, these might be circumvented or might not always be effective. We are therefore subject to risks of errors and misconduct by our employees that could adversely affect our business. If any of our employees engage in illegal, improper, or suspicious activity or other misconduct, we could become subject to regulatory sanctions and significant legal liability, and could suffer serious harm to our reputation, financial condition, relationships, and our ability to attract new clients.

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

It is difficult to predict all of the risks and challenges we may encounter and the level of resources needed to address them. It also makes it difficult to predict completely the landscape of risks we will face as we introduce new products and services and expand into new jurisdictions. Insurance and other traditional risk mitigating tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits, and policy exclusions, as well as risk of counterparty denial of coverage, default, or insolvency. Any perceived or actual breach of laws and regulations could also negatively impact our business, financial condition, and results of operations.

We are subject to stringent laws and regulations regarding data privacy and security and may become subject to additional related laws and regulations in jurisdictions into which we expand. Any failure or perceived failure to comply with such laws and regulations, or other legal requirements regarding data privacy and security, could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or other harm to our business.

The global regulatory framework for data privacy and security worldwide is rapidly evolving and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. New laws, amendments to, or reinterpretations of existing laws, as well as other applicable legal requirements, may require us to incur additional costs, restrict our business operations, or change how we use, collect, store, transfer, or otherwise process certain types of information and implement new processes to comply with them.

In the United States, federal law, such as the Gramm-Leach-Bliley Act of 1999 (“GLBA”) and its implementing regulations, restricts certain collection, processing, storage, use, disclosure, and disposal of personal information, requires notice to certain individuals of privacy practices and provides certain individuals the ability to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These rules also impose requirements for the safeguarding of personal information through the issuance of data security standards or guidelines. Additionally, the FTC Act imposes standards for online collection, use, and dissemination of personal information, which has been the subject of increased regulatory enforcement in recent years. Any actual or alleged failure to follow such laws, regulations, and standards, even if no personal information is compromised, may result in significant fines and a significant increase in compliance costs.

Numerous states have enacted comprehensive data privacy and security laws with more expected to take effect in the coming years. For example, the California Consumer Privacy Act (the "CCPA"), as amended by the California Privacy Rights Act, created certain requirements for data use, sharing, and transparency, and provides certain rights to California residents with respect to their personal information. The CCPA allows for statutory damages as well as a private right of action for certain data breaches. Additional states have followed the CCPA with comprehensive consumer privacy laws. All states have enacted breach notification laws, and some states have also proposed or enacted cybersecurity requirements. Such laws, regulations, and rules differ and may impose conflicting obligations, which could make our compliance efforts more complex, costly, and increase the likelihood that we become subject to enforcement actions or other liabilities for noncompliance. Further, the effects of U.S. state, federal, international, and other future changes in laws or regulations, relating to privacy, data protection, and information security may require us to modify our data processing practices and policies and could materially increase the cost of providing our offerings, require significant changes to our operations, or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.

Additionally, we are subject to both the EU’s and the UK’s General Data Protection Regulation (collectively, the "GDPR"), which imposes stringent privacy and data protection requirements, and may lead to additional compliance costs and could increase our overall risk. The GDPR and UK data protection laws also impose strict rules on the transfer of personal data out of the EU or UK, to a “third country,” including the United States, unless particular compliance mechanisms are implemented. The mechanisms that we and many other companies rely upon for such data transfers include, for example, the EU-U.S. Data Privacy Framework ("DPF") and the UK extension to the DPF, which may be subject to regulatory interpretations, judicial decisions, or other legal challenges. Further, new cybersecurity requirements and data privacy restrictions in the EU and UK, could increase the cost and complexity of doing business in those regions. Failure to comply with the GDPR, and any supplemental European Economic Area country’s, or UK’s, national data protection laws which may apply by virtue of the location of the individuals whose personal information we may collect, may result in significant fines and other administrative penalties. For example, non-compliance with the GDPR, and the related national data protection laws of European Economic Area countries, may result in monetary penalties of up to €20 million (under the EU GDPR), £17.5 million (under the UK GDPR), or 4% of worldwide annual revenue, whichever is higher.

As we continue to expand our operations internationally, we may become subject to additional foreign privacy and data protection laws and regulations, which may differ or be more stringent than the requirements in the jurisdictions in which we currently operate. These laws and regulations may impose conflicting obligations, which could make our compliance efforts more complex, costly, and increase the likelihood that we become subject to enforcement actions or other liabilities for noncompliance.

We make public statements about our use, collection, disclosure, and other processing of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us or our third-party service providers to comply with our posted privacy policies or with any applicable federal, state or similar foreign laws, rules, regulations, industry standards, policies, certifications, or orders relating to data privacy and security, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal information or other client data, could result in civil and/or criminal penalties or judgments, proceedings, litigation (including class actions) and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition, and results of operations.

We collect, store, share, disclose, transfer, use, and otherwise process client information and other data, including personal information, and an actual or perceived failure by us or our third-party service providers to protect such information and data or respect clients’ privacy could damage our reputation and brand, negatively affect our ability to retain clients and harm our business, financial condition, operating results, cash flows, and prospects.

The operation of our platform involves the use, collection, storage, sharing, disclosure, transfer, and other processing of client information, including personal information. Despite our implementation of security measures, security breaches and other security incidents in our internal computer systems, and those of our contractors and consultants, could expose us to a risk of loss or exposure of this information, which could result in potential liability, investigations, regulatory fines, penalties for violation of applicable laws or regulations, litigation, and remediation costs, as well as reputational harm. Further, it may not be possible for us to know all potential ramifications of a disruption event and it is possible that certain risks created may remain undetected for an extended period of time.

Successful and attempted attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication, and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Such attacks can include third parties gaining access to systems and confidential information, including personal information of our employees or clients, including through the use of stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, business email compromises, and other deliberate attacks and attempts to gain unauthorized access or otherwise compromise or disrupt our systems or those of our third-party providers. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, compromise or to sabotage our networks, platforms, or systems, and those of our third-party providers change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We or our third-party providers may also experience security breaches or other incidents that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate additional incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

Any or all of the issues above could adversely affect our ability to attract new clients and continue our relationship with existing clients, cause our clients to stop using our products and services, result in negative publicity, or subject us to governmental, regulatory, or third-party lawsuits, disputes, investigations, orders, regulatory fines, penalties for violation of applicable laws or regulations, or other actions or liability, thereby harming our business, financial condition, operating results, cash flows, and prospects. Any accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data, including personal information, cybersecurity breach, or other security incident that we, our clients or our third-party service providers experience or the perception that one has occurred or may occur, could harm our reputation, reduce the demand for our products and services, and disrupt normal business operations. In addition, it may require us to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel, and modifying or enhancing our protection technologies, investigating, remediating, or correcting the breach and any security vulnerabilities, defending against and resolving legal and regulatory claims, and preventing future security breaches and incidents, all of which could expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations or damages for contract breach, divert resources and the attention of our management and key personnel away from our business operations, and cause us to incur significant costs, any of which could materially adversely affect our business, financial condition, and results of operations.

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

We are subject to the Foreign Corrupt Practices Act, U.S. domestic bribery laws, and other U.S. and foreign anti-corruption laws. Anti-corruption and anti-bribery laws are enforced aggressively and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. The failure to comply with any such laws could subject us to criminal or civil liability, cause us significant reputational harm and have an adverse effect on our business, financial condition, and results of operations.

We may be unable to sufficiently obtain, develop, or protect, our intellectual property, any of which could reduce our competitiveness and harm our business and operating results.

Our ability to service our clients depends, in part, upon our ability to obtain and develop intellectual property in an extremely competitive market. Even if we are able to do so, we may be unable to protect such intellectual property effectively, which would allow competitors to duplicate our business processes and know-how, and adversely affect our ability to compete with them. A third party may attempt to reverse engineer or otherwise obtain and use our intellectual property without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful.

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

In addition, we are required to file extensive informational returns and forms to various tax authorities in connection with our custodial and trading solutions. If such filings are incomplete or untimely, we may be subjected to fines or penalties if we do not meet the requirements of reasonable cause, safe harbor, or other relief as may be provided by the relevant tax authorities. In October 2024, we self-identified a failure to submit certain informational filings to the Internal Revenue Service (“IRS”) in connection with our custodial solutions. We have submitted our reasonable cause letter to the IRS and do not expect any potential fine or penalty to be material to our financial condition and operations at this time. However, recent actions by the federal government, notably President Trump's establishment of the Department of Government Efficiency in January 2025 by executive order, have increased the difficulty of determining the timeline of resolving this matter given uncertainty at the IRS and federal government generally as a result of such actions.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted in the United States, which introduced, among other provisions, a new minimum corporate income tax on certain large corporations, an excise tax of 1% on certain share repurchases by corporations (which could increase the cost to us of implementing our share repurchase program), and increased funding for the IRS. The minimum corporate income tax does not currently apply to us, nor do we expect it to apply to us in the foreseeable future. However, changes in our business and any future regulations or other guidance on the interpretation and application of these provisions, may result in additional taxes payable by us, which could materially and adversely affect our financial results and operations.

We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, which may have a material impact on our results of operations and cause fluctuations in such results. As of December 31, 2024, we had a valuation allowance for deferred tax assets in the United States and in other countries. Our net deferred tax assets relate predominantly to the U.S. federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. We continue to monitor the likelihood that we will be able to recover our deferred tax assets in the future. Future adjustments in our valuation allowance may be required. The recording of any future increases in our valuation allowance could have a material impact on our reported results, and both the recording and release of the valuation allowance could cause fluctuations in our quarterly and annual results of operations.

In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its net operating loss carryforwards ("NOLs") to offset future taxable income. An ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage (by value) within a rolling three-year period. We may have experienced an ownership change in the past. Future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 and Section 383 of the Code. Our NOLs may also be impaired under similar provisions of state law. Further, additional changes to federal or state tax laws or technical guidance relating to such laws that would further reduce the corporate tax rate could operate to effectively reduce or eliminate the value of any deferred tax asset.

Key Personnel Risks

We rely on our executive team and key personnel to grow our business, and the loss of or inability to hire either could harm our business.

We believe our success has depended, and continues to depend, on the efforts and talents of our senior management, including our Chief Executive Officer Kelly Rodriques, who have significant experience in industries we operate, are responsible for our core competencies, and would be difficult to replace. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled personnel. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or key personnel could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key personnel. If we do not succeed in attracting well-qualified personnel or retaining and motivating existing personnel, our business could be materially and adversely affected. In addition, we outsource certain of our software development functions to third-party contractors outside of the United States, which can create additional risks to our business. In particular, we may not be able to manage third-party contractors to the same extent as employees and also may not maintain as effective control over functions after outsourcing them.

Business Continuity Risks

Our business operations depend on the resilience of our critical business functions and technology systems. We may experience business or system interruptions, errors or downtime, and our business and operations could be negatively impacted. To minimize business interruptions and ensure our ability to continue operations during an incident regardless of duration, we depend on business continuity and disaster recovery plans and incident management programs. These plans and disaster recovery scripts, while intended to be composite, may not incorporate all scenarios and risks that we may occur.

We may not be able to secure adequate insurance to cover all known risks and our insurance policies may not be sufficient to cover all potential claims.

Our systems and operations, as well as those of the third parties on whom we rely to conduct certain key functions, are vulnerable to disruptions from natural disasters, power outages, computer and telecommunications failures, software bugs, cyber-attacks, computer viruses, malware, distributed denial of service attacks, spam attacks, phishing or other social engineering, ransomware, security breaches, credential stuffing, technological failure, human error, terrorism, and other similar events. If our technology is disrupted, we may have to make significant investments to upgrade, repair, or replace our technology infrastructure and may not be able to make such investments on a timely basis, if at all. While we have made significant investments designed to enhance the reliability and scalability of our operations, we cannot assure that we will be able to maintain, expand, and upgrade our systems and infrastructure to meet future requirements and mitigate future risks on a timely basis. Disruptions in service and slower system response times could interrupt our business and result in substantial losses, decreased client service and satisfaction, client attrition, fines, litigation, and harm to our reputation. Our insurance coverage may be insufficient to protect us against all losses and costs stemming from operational and technological failures and we cannot be certain that such insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material and adverse effect on our business, financial condition, and results of operations.

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

Our products and internal systems rely on software, including software developed or maintained internally and by third parties, that is highly technical and complex. In addition, our platform and our internal systems depend on the ability of such software to collect, store, retrieve, transmit, manage, and otherwise process immense amounts of data. The software on which we rely may contain errors, bugs, or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after code has been released for external or internal-use. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software on which we rely may lead to negative client experiences (including the communication of inaccurate information to clients), compromised ability of our products to perform in a manner consistent with client expectations, delayed product introductions, compromised ability to protect the data (including personal information) of our clients and our intellectual property, or an inability to provide some or all of our services. Such errors, bugs, vulnerabilities, or defects could also be exploited by malicious actors and result in exposure of data of clients on our platform, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, bugs, vulnerabilities, or defects in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of clients, loss of revenue, regulatory or governmental inquiries, civil litigation, or liability for damages, any of which could have an adverse effect on our business, financial condition, and results of operations.

Certain of our systems also rely on older programming languages and are dependent upon hardware that may soon be in need of replacement. A breakdown or shutdown of our operating systems could cause a major disruption to the business, and our attempts to modernize our systems or implement new hardware or software may not be successful, and may otherwise be costly and time-consuming.

Cybersecurity incidents or attacks directed at us and to our systems could result in unauthorized access, information theft, data corruption, operational disruption, and/or financial and reputational loss.

We depend on digital technologies, including information systems, infrastructure, and cloud applications and services, including those of third parties. Like other companies in our industry, we and third parties related to us, have experienced and expect to continue to experience threats to our information technology systems. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information, and sensitive or confidential data. Our platform may make an attractive target for hacking and may be vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions. We may not be able to anticipate or implement effective preventive measures against all security threats of these types, in which case there would be an increased risk of fraud or identity theft. Security incidents could occur from outside our company, and also from the actions of persons inside our company who may have authorized or unauthorized access to our technology systems. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business, including, without limitation, financial loss, the disruption of operations, the misappropriation of protected information or confidential business information, including personal data, financial information, and trade secrets, and the disclosure of corporate strategic plans. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. While we maintain cybersecurity insurance, the coverage may not be sufficient to cover all costs associated with a cybersecurity incident.

Financial services providers like us, as well as our clients, colleagues, regulators, vendors, and other third parties, have experienced a significant increase in fraudulent activity and will likely continue to be the target of increasingly sophisticated criminal activity in the future given our dependence on digital technologies.

We develop and maintain systems and processes aimed at detecting and preventing fraudulent activity, which require significant investment, maintenance, and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security and anti-fraud measures become more sophisticated. Despite our efforts, the possibility of fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices that are outside of our network and control environments. Risks associated with each of these include theft of funds and other monetary loss, the effects of which could be compounded if not detected quickly. Indeed, fraudulent activity may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. Additionally, if hackers were able to access our secure data, they might be able to gain access to the personal information of our clients. If we are unable to prevent such activity, we may be required to notify impacted stakeholders (including affected individuals, regulators, and investors) and subject to significant liability, negative publicity, and a material loss of clients, all of which may materially and adversely affect our business, financial condition, and results of operations.

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

If we are unable to maintain compliance with the continued listing requirements of the NYSE, our common stock could be delisted from the NYSE, and if this were to occur, then the price and liquidity of our common stock, and our ability to raise additional capital, may be adversely affected.

Our common stock is currently listed on the NYSE, and continued listing of a security on the NYSE is conditioned upon compliance with certain continued listing requirements and continued listing standards. On December 31, 2024, we were notified by the NYSE that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual (the "Listing Rule") because the average closing stock price of a share of our common stock was less than $1.00 per share over a consecutive 30 trading-day period.

Pursuant to the Listing Rule, we have 6 months following the NYSE notification to regain compliance with the Listing Rule, during which time our common stock will continue to be listed on the NYSE. We immediately notified the NYSE that to regain compliance with the Listing Rule, we intend to take steps to increase the value of shares of our common stock through executing our previously-announced business strategy, as well as considering other options for regaining compliance with the Listing Rule, including effecting a reverse stock split, subject to stockholder approval, which we would seek to obtain no later than at the Company’s next annual stockholders’ meeting.

On February 10, 2025, our board of directors approved a proposal to amend our Certificate of Incorporation to effect a potential reverse stock split of our issued and outstanding common stock at a ratio ranging from 1-for-3 to 1-for-50, inclusive, during a period of time not to exceed the 1-year anniversary of the date on which the reverse stock split is approved by our stockholders, subject to the board's authority to abandon the reverse stock split at any time or to delay or postpone it.  As described in our definitive proxy statement filed with the SEC on February 27, 2025, the special meeting for our stockholders to vote on such proposal is expected to be held on March 27, 2025. The reverse stock split, if one occurs, would become effective upon the filing of a certificate of amendment with the Secretary of State of the State of Delaware.

Delisting of our common stock could adversely affect the liquidity of our common stock because alternatives, such as the OTC Bulletin Board and the pink sheets, are generally considered to be less efficient markets. An investor likely would find it less convenient to sell, or to obtain accurate quotations in seeking to buy our common stock on an over-the-counter market. Many investors likely would not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange, or other reasons. A delisting of our common stock is likely to inhibit or preclude our ability to effect strategic acquisitions, raise additional financing, and may also materially and adversely impact our credit terms with our vendors.

We believe that a reverse stock split may increase the acceptability of our common stock to (i) long-term investors who may not find our shares attractive due to the trading volatility often associated with stocks below certain prices and (ii) indexes or funds with certain eligibility criteria, or make our common stock eligible for investment by brokerage houses and institutional investors that have internal policies and practices that either prohibit them from investing in low-priced stocks or tend to discourage individual brokers from recommending low-priced stocks to their customers or restrict or limit the ability to purchase such stocks on margin.

Furthermore, if a reverse stock split is implemented, we believe that such transaction will increase the market price of our common stock. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with any certainty, and the history of similar stock splits for companies in like circumstances is varied. It is possible that (i) the per share price of our common stock after a reverse stock split will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the reverse stock split, or (ii) a reverse stock split may not result in a per share price that would attract brokers and investors who do not trade in lower priced stocks. Even if a reverse stock split is implemented, the market price of our common stock may decrease due to factors unrelated to the reverse stock split. In any case, the market price of our common stock will be based on other factors which may be unrelated to the number of shares outstanding, including our future performance. If a reverse stock split is consummated and the trading price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split. In addition, the liquidity of our common stock may be harmed by a reverse stock split given the reduced number of shares of common stock that would be outstanding after the reverse stock split, particularly if our stock price does not increase as a result of the reverse stock split.

Our operating results and stock price may be volatile.

Stock markets have from time to time experienced significant price and volume fluctuations. Even if an active, liquid, and orderly trading market develops and is sustained for our common stock, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

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

We may not realize the anticipated long-term stockholder value of our share repurchase program and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price.

In March 2025, our board of directors approved a share repurchase program of up to $10 million. No repurchases have been made under the program as of the date of this Report. Repurchases under the program may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The timing and number of shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The program does not obligate us to acquire any particular amount of our common stock, and may be modified, suspended, or terminated at any time in our sole discretion. The program has no expiration date.

Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. The existence of this program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although this program is intended to enhance long-term stockholder value, there is no assurance it will do so because the market price of our common stock may decline below the levels at which we repurchase shares and short-term stock price fluctuations could reduce the effectiveness of the program.

Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate requirements, and we may fail to realize the anticipated long-term stockholder value of our repurchase program. Additionally, any repurchases of our common stock that are covered by the new U.S. federal 1% excise tax could increase our costs and adversely affect our operating results.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management framework, systems, and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. We implement, refine, and maintain reasonable safeguards designed to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We use frameworks established by the National Institute of Standards and Technology and other applicable industry standards to further define, benchmark, and refine our cybersecurity practices.

We conduct a regular cybersecurity risk assessment process through our Head of Information Security (“CISO”) and dedicated information security team. These risk assessments include the effectiveness of our cybersecurity program and its practices for identifying, assessing, and mitigating cybersecurity risks; our controls to prevent, detect, and respond to cyber incidents; our cyber resiliency, including crisis preparedness, incident response processes, business continuity, and disaster recovery capabilities; and our investments in cybersecurity infrastructure and program needs.

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

We engage consultants and other third parties in connection with our risk assessment processes. These service providers assist us with designing, implementing, and testing our cybersecurity policies and procedures, as well as advising on applicable disclosure requirements. We used a risk-based approach to require certain third-party service providers to certify that they have the ability to implement and maintain appropriate security measures consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect us.

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

Governance

Our management is responsible for the day-to-day oversight and management of our enterprise risks, including risks from cybersecurity threats. As described in “Risk Management and Strategy” above, primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with our CISO and dedicated information security team, who develop, prioritize, and execute our cybersecurity strategy in partnership with relevant departments and business units. Our CISO, who has over 20 years of cybersecurity and information security experience, oversees our cybersecurity framework, reports to our management-level risk committee, and chairs our cybersecurity risk subcommittee. Our CISO is assisted in this oversight role by additional members of management, including our Chief Technology Officer, Chief Risk Officer, and Head of Legal, each of whom bring decades of leadership experience managing risks in their respective fields.

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

Item 3. Legal Proceedings

Information regarding legal proceedings is available in Note 7, "Commitments and Contingencies" to the consolidated financial statements in this Report.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “FRGE”.

Holders of Record

As of December 31, 2024, there were approximately 115 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Report (the "Proxy Statement").

Sales of Unregistered Securities and Use of Proceeds

We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended December 31, 2024 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.

Issuer Purchases of Equity Securities

There were no repurchases made during the three months ended December 31, 2024.

In March 2025, our board of directors approved a share repurchase program of up to $10 million. No repurchases have been made under the program as of the date of this Report. Repurchases under the program may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. The timing and number of shares repurchased under the program will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The program does not obligate us to acquire any particular amount of our common stock, and may be modified, suspended, or terminated at any time in our sole discretion. The program has no expiration date.

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

This section discusses 2024 and 2023 items and our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Unless the context otherwise requires, references in this section to "Forge," the “Company,” “we,” “us” and “our” refer to Forge Global Holdings, Inc. and its subsidiaries.

Business Overview

Forge is committed to democratizing access to private markets through our comprehensive suite of private market solutions, including a purpose-built technology-driven platform connecting buyers and sellers of private shares with investment and custody opportunities. Our marketplace offers data, insights, and tools to help institutions and individuals confidently navigate the private market. Our Private Company Solutions ("PCS") deliver tailored solutions to private companies for their liquidity and capital formation needs. Our asset management solution enhances investment efficiency through a suite of single asset funds (“SAF”) that invest in private companies. Our data solutions provide clients with key insights into a traditionally opaque market and drive additional participation in our marketplace and platform generally. We also provide custodial services for self-directed retirement accounts, specializing in the custody of alternative assets to our clients.

Forge’s platform attracts a broad spectrum of market participants, which fall into three general categories: investors, shareholders, and companies. To serve the distinct needs of each of these categories, we have strategically invested in complementary solutions to offer our clients the most critical tools to participate in the private market ecosystem through an integrated platform that allows them to engage in various investment opportunities and supports the process from beginning to end. We believe this holistic approach yields strong platform-based network effects, fueling participation in the private market and our growth.

Our revenue is primarily driven by fees generated from our flagship marketplace and custody solutions. Revenue includes fees charged for private market transactions on the Forge marketplace and fees charged for account and asset management solutions from our custody solutions.

Key Factors Affecting our Financial Performance

In addition to growing and maintaining our client base and continuing to invest in our platform, we consider the following to be the key factors affecting our financial performance. These and other factors are discussed in more detail in Risk Factors elsewhere in this Report.

Market Trends

Private Market Trends — Supply of and demand for private company shares fluctuates with various factors, including but not limited to, anticipated or planned IPOs, mergers and acquisitions activity in the public and private space, private company funding activity, exits by private equity or investment firms, participation in the private market by private companies generally, and demand from individual and institutional investors.

Consumer Behavior — Buyers' and sellers' behaviors vary over time and are affected by numerous conditions. For example, behavior may be impacted by social or economic factors such as changes in disposable income levels and the need for liquidity, employee tenure, general interest in investing, interest rate levels, and reaction to stock market volatility. There may also be high profile IPOs, SPACs, or idiosyncratic events impacting single companies that impact consumer behavior. These shifts in consumer behavior may influence interest in our products and solutions over time.

Macroeconomic Environment — Behavior and risk appetites by individual and institutional accredited investors, as well as businesses, are impacted by various factors in the overall macroeconomic environment, including but not limited to, the interest rate environment, volatility and liquidity risks to private equity valuations, and uncertainty around settlement prices for illiquid assets. These factors could all, individually or together, impact investor appetite and investment preferences across the alternative investment and private markets space. In particular, cash administration fees are based on prevailing interest rates and custodial client cash balances, and currently makes up the largest portion of our custodial administration fee revenue.

Revenue and Take Rate

Types of Products — We may adjust fees to account for different operational costs and transaction-based costs that may be incurred for different products. The mix of transactions in different products will impact overall revenues and take rate.

Types of Clients — The type of client may influence our solution revenue. Institutional and individual clients may be charged fee rates depending on different factors, including but not limited to, the size of the transaction, the demand for the underlying private company shares, or the type of custody services provided. Clients that come to our platform through third-party brokers, PCS, or partnerships may also impact revenue. The mix of clients in any given period will impact our overall revenues and take rate.

Segment Information

The Company operates as a single operating segment and reportable segment. The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating the Company’s financial performance. Accordingly, we have concluded that we consist of a single operating segment and reportable segment for accounting and financial reporting purposes. The CODM uses net income as the measure of profit or loss for purposes of assessing segment performance and deciding how to allocate resources, primarily by monitoring actual results against the forecast.

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

	Year Ended December 31,		2024 Over 2023 Change
Dollars in thousands	2024	2023	Change	% Change
MARKETPLACE SOLUTIONS
Trades	2,762	1,756	1,006	57%
Volume	$1,325,470	$765,899	$559,571	73%
Net Take Rate	2.8%	3.3%	(0.5)	(15)%
Marketplace revenues, less transaction-based expenses	$36,988	$25,359	$11,629	46%

•Trades are defined as the total number of orders executed by us on behalf of private investors and stockholders. Increasing the number of orders is critical to increasing our revenue and, in turn, to achieving profitability.

•Volume is defined as the total sales value for all securities traded through our Forge marketplace, which is the aggregate value of the issuer company’s equity attributed to both the buyer and seller in a trade and as such a $100 trade of equity between buyer and seller would be captured as $200 of volume for us. Although we typically capture a commission on each side of a trade, we may not in certain cases due to factors such as the use of a third-party broker by one of the parties or supply factors that would not allow us to attract sellers of shares of certain issuers. Volume is influenced by, among other things, the pricing and quality of our services as well as market conditions that affect private company valuations, such as increases in valuations of comparable companies at IPO.

•Net Take Rates are defined as our marketplace revenues, less markets-related transaction-based expenses, divided by Volume. These represent the percentage of fees earned by our marketplace on any transactions executed from the commission we charged on such transactions less transaction-based expenses, which is a determining factor in our revenue. The Net Take Rate can vary based upon the service or product offering and is also affected by the average order size and transaction frequency.

	December 31, 2024		2024 Over 2023 Change
Dollars in thousands	2024	2023	Change	% Change
CUSTODY SOLUTION
Total Custodial Accounts	2,376,099	2,078,868	297,231	14%
Assets Under Custody	$16,897,318	$15,647,469	$1,250	8%
Custodial administration fees, less transaction-based expenses	$41,667	$44,031	$(2,364)	(5)%
•Total Custodial Accounts are defined as our clients’ custodial accounts that are established on our platform and billable. These relate to our Custodial Administration fees revenue stream and are an important measure of our business as the number of Total Custodial Accounts is an indicator of our future revenues from certain account maintenance, transaction, and cash administration fees.

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

We define Adjusted EBITDA as net loss attributable to Forge Global Holdings, Inc., adjusted to exclude: (i) net loss attributable to noncontrolling interest, (ii) provision for income taxes, (iii) interest income, (iv) depreciation and amortization, (v) share-based compensation expense, (vi) change in fair value of warrant liabilities, and (vii) other significant gains, losses, and expenses such as impairments or acquisition-related transaction costs that we believe are not indicative of our ongoing results.

The following table reconciles net loss attributable to Forge Global Holdings, Inc. to our Adjusted EBITDA for the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023
Net loss attributable to Forge Global Holdings, Inc.	$(66,333)	$(90,221)
Add:
Interest income	(5,675)	(6,421)
Provision for income taxes	1,066	819
Depreciation and amortization	6,658	6,954
Net loss attributable to noncontrolling interest	(1,510)	(1,328)
Loss on impairment of long lived assets	1,052	599
Share-based compensation expense	30,489	34,334
Change in fair value of warrant liabilities	(9,424)	6,465
Adjusted EBITDA	$(43,677)	$(48,799)

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

Components of Results of Operations

Revenue

Marketplace revenue — Our marketplace revenue consists of fees earned by us in connection with our marketplace, PCS, asset management, and data solutions. We earn marketplace solution revenue from non-underwritten transactions, such as private placements of equity securities. These fees vary depending on multiple factors, including the size of the transaction, the demand for the underlying equity security and the form of the transaction. PCS earns program and transaction fees from companies through tender offer and structured liquidity programs. Our asset management revenue consists of set-up fees charged in connection with direct investments in member interests in Forge-managed SAFs. Revenues generated from our data solutions include subscription fees for our data products and license fees in connection with our segment and sector private market indices. The number of trades, dollar volume of trades, and net take rate are the key business metrics we monitor to evaluate the financial performance of our marketplace solutions business.

Custodial administration fees — We generate revenue from cash administration fees, account maintenance fees, asset fees, and transaction fees. Cash administration fees are based on prevailing interest rates and client cash balances and currently make up the majority of custodial administration fee revenue. With respect to the account maintenance fees, we assess a flat quarterly fee per account, with additional fees based on the number and types of assets held and the number and type of transactions executed. The account revenues depend on the number of total custodial accounts, which include accounts clients opened directly with us and the activity within these accounts, as well as accounts we custody on behalf of partners.

Transaction-based expenses

Transaction-based expenses represent third-party fees incurred to support our marketplace and custody solutions. These include, but are not limited to, third-party broker fees and transfer fees related to placement provided to brokerage clients to facilitate transactions and to a lesser extent those for fund management, and fund settlement expenses that relate to services provided to the Forge-managed SAFs. Custodial transaction fees include third-party vault storage fees for precious metals we custody. We generally expect these expenses to increase in absolute dollars as our revenue grows.

Compensation and benefits

Compensation and benefits expense is our most significant operating expense and includes employee wages, bonuses, share-based compensation, severance costs, benefits, and employer taxes. The incentive component of our compensation and benefits expense consists of amounts paid on the achievement of sales targets and discretionary bonuses, which are based on both our financial performance and individual employee performance. While we expect our compensation and benefits expense to increase as our revenue grows and we hire additional personnel to support new products and services, in the near term, we are focused on aligning our headcount with current business needs. The share-based compensation component of compensation and benefits expense may or may not increase as we continue to align our headcount with current and future business needs.

Professional services

Professional services expense includes fees for accounting, tax, auditing, legal, and regulatory services, as well as consulting services received in connection with strategic and technology initiatives. We have and may continue to incur additional professional services expenses relating to public company regulatory requirements and customary practices.

Advertising and market development

Advertising and market development is an important driver of our value and we intend to continue making meaningful investments in the Forge brand and growth marketing. This includes brand advertising, thought leadership, content marketing, public relations, partnerships, and other strategies that amplify our brand. We have a rigorous approach to measuring client lifetime value and optimizing our client acquisition investments according to market dynamics and effective return on investment ("ROI"). We manage our discretionary expenses in growth marketing in real-time, as audience-specific dynamics show positive ROI. We generally expect our marketing expenses to increase in the long term in absolute dollars but manage our spend judiciously and adapt as market conditions evolve.

Rent and occupancy

Rent and occupancy expense is related to our leased property and includes rent, maintenance, real estate taxes, utilities, impairment and other related costs.

Technology and communications

Technology and communications consist of costs for our hosting fees paid to third-party data centers, software development engineers, and maintenance of our computer hardware and software required to support our technology and cybersecurity. Technology and communications also include costs for network connections for our electronic platforms and telecommunications. We generally expect our technology and communications expense to increase over the long term as we continue to innovate on our offerings and services and increase headcount.

General and administrative

General and administrative includes insurance, travel and entertainment, allowances for bad debt, reserves for contingent losses including legal proceedings, and other general and administrative costs.

Depreciation and amortization

Depreciation and amortization is attributable to property and equipment, intangible assets, and capitalized internal-use software.

Interest income

Interest income primarily includes interest income earned on our cash, cash equivalents, U.S. government treasury bills, and term deposits.

Change in fair value of warrant liabilities

Changes in the fair value of warrant liabilities are related to warrant liabilities that are marked-to-market each reporting period with the change in fair value recorded in the accompanying consolidated statements of operations until the warrants are exercised, expire, or other facts and circumstances that could lead the warrant liabilities to be reclassified to stockholders’ equity occur.

Other income, net

Other income, net, includes other non-operating income and expenditures, and sublease income.

Provision for income taxes

Provision for income taxes consists of federal, state, and foreign income taxes. We maintain a valuation allowance against deferred tax assets net of deferred tax liabilities, with the exception of certain indefinite-lived liabilities, as we have concluded it is not more likely than not that we will realize our net deferred tax assets.

Results of Operations
The following table sets forth our consolidated statements of operations for the years ended December 31, 2024 and 2023 (in thousands).

	Year Ended December 31,
	2024	2023
Total revenues, less transaction-based expenses	$78,655	$69,390
Operating expenses:
Compensation and benefits	112,991	106,593
Other	47,927	54,246
Total operating expenses	160,918	160,839

Operating loss	(82,263)	(91,449)
Total interest and other income	15,486	719
Loss before provision for income taxes	(66,777)	(90,730)
Provision for income taxes	1,066	819
Net loss	(67,843)	(91,549)
Net loss attributable to noncontrolling interest	(1,510)	(1,328)
Net loss attributable to Forge Global Holdings, Inc.	$(66,333)	$(90,221)

Revenue

	Year Ended December 31,		2024 Over 2023 Change
(in thousands)	2024	2023	$	%
Marketplace revenue	$37,540	$25,790	$11,750	46%
Custodial administration fees	41,789	44,031	(2,242)	(5)
Total revenues	79,329	69,821	9,508	14
Transaction-based expenses:
Transaction-based expenses	(674)	(431)	(243)	56
Total revenues, less transaction-based expenses	$78,655	$69,390	$9,265	13%

Comparison of the Year Ended December 31, 2024 and 2023
Total revenues, less transaction-based expenses were $78.7 million for the year ended December 31, 2024 compared to $69.4 million for the year ended December 31, 2023, representing an increase of $9.3 million, or 13%.
Marketplace revenue increased by $11.8 million, or 46%, driven by a 73% increase in trading volume offset, in part, by a 50 basis point decline in net take rate. We attribute higher trading volumes in the private markets to macroeconomic conditions and larger average trade sizes.
Custodial administration fees decreased by $2.2 million, or 5%, driven by lower cash administration fees attributable to lower interest rates and lower cash balances. The Federal Reserve reduced interest rates by 100 basis points over the course of the year ended December 31, 2024, as compared to an increase of 100 basis points over the course of the year ended December 31, 2023.

Operating Expenses
Compensation and benefits

	Year Ended December 31,		2024 Over 2023 Change
(in thousands)	2024	2023	$	%
Salary	$54,496	$52,168	$2,328	4%
Severance	4,642	1,661	2,981	179
Incentive compensation and other bonus	16,940	12,257	4,683	38
Share-based compensation	30,489	34,334	(3,845)	(11)
Benefits and other	6,424	6,173	251	4
Total compensation and benefits	$112,991	$106,593	$6,398	6%
Comparison of the Year Ended December 31, 2024 and 2023
Compensation and benefits expense was $113.0 million for the year ended December 31, 2024, compared to $106.6 million for the year ended December 31, 2023, representing an increase of $6.4 million, or 6%.

Salary expense increased $2.3 million, or 4%, due to the impact of annual increases effective January 1, 2024, offset in part by lower average employee headcount. Severance expense increased $3.0 million as the Company continues to align headcount to current and future business needs and focuses on managing expenses.
Incentive compensation consists of variable compensation in connection with marketplace revenue and discretionary bonuses to eligible employees based upon individual and company performance. The increase in incentive compensation of $4.7 million was driven by an increase of $3.2 million in commission expense in line with the 46% increase in marketplace revenue. The remaining increase is attributable to higher discretionary bonuses in connection with improved company performance.
The decrease in share-based compensation expense of $3.8 million was primarily related to restricted stock units ("RSUs") granted to certain executives which fully amortized in January 2024, partially offset by new RSU grants and accelerated amortization in connection with executive separations net of forfeitures. RSU expense was $27.2 million and $29.6 million for the years ended December 31, 2024 and 2023, respectively, of which $1.1 million and $5.3 million, respectively, related to RSUs granted to certain executives. Option expense was $3.3 million and $4.8 million for the years ended December 31, 2024 and 2023, respectively.
Other Operating Expenses

	Year Ended December 31,		2024 Over 2023 Change
(in thousands)	2024	2023	$		%
Professional services	$8,405	$11,905	$(3,500)		(29)%
Advertising and market development	4,334	3,486	848		24
Rent and occupancy	5,218	4,884	334		7
Technology and communications	12,481	14,507	(2,026)		(14)
General and administrative	10,831	12,510	(1,679)		(13)
Depreciation and amortization	6,658	6,954	(296)	100	(4)
Total other operating expenses	$47,927	$54,246	$(6,319)		(12)%
Comparison of the Year Ended December 31, 2024 and 2023
Other operating expenses decreased $6.3 million, or 12%, to $47.9 million.
Other operating expenses in the years ended December 31, 2024 and December 31, 2023, include certain non-recurring charges, including $2.8 million and $3.7 million related to litigation accruals, recorded in general and administrative expenses, and impairments of $1.1 and $0.6 in connection with the Company's right-of-use asset and capitalized software recorded in rent and occupancy expense and general and administrative expenses, respectively. Excluding these non-recurring charges, other operating expenses declined $5.9 million, or 12%.
Resolution of legacy legal matters and cost containment efforts resulted in decreases of $3.5 million in professional services, $1.9 million in third-party software engineer expense recorded in technology and communication expense, $1.3 million in company liability insurance costs recorded in general and administrative expense, and $0.7 million in rent and occupancy costs as a result of space rationalization efforts. These savings were partially offset by increases in advertising and market development expenses of $0.8 million and travel costs of $1.0 million, recorded in general and administrative expense, as the Company moves to a hybrid workplace and more in-office activities.

Total interest and other income

	Year Ended December 31,		2024 Over 2023 Change
(in thousands)	2024	2023	$	%
Interest income	$5,675	$6,421	$(746)	(12)%
Change in fair value of warrant liabilities	9,424	(6,465)	15,889	(246)
Other income, net	387	763	(376)	(49)
Total interest and other income	$15,486	$719	$14,767	2054%
Comparison of the Year Ended December 31, 2024 and 2023
Interest income declined $0.7 million driven by lower interest rates and declining cash and cash equivalent balances.
Changes in the fair value of warrant liabilities were driven by changes in key valuation assumptions including the Company's share price and share price volatility as of the valuation dates. For the year ended December 31, 2024, the Company recognized a $9.4 million gain from warrant revaluations, in comparison to a $6.5 million loss for the year ended December 31, 2023. See Note 3, "Fair Value Measurements" of the notes to our consolidated financial statements.
Liquidity and Capital Resources

We have financed our operations primarily through revenue from operations, issuances of securities, and proceeds from the Business Combination. Our primary requirements for liquidity and capital are to finance working capital and capital expenditures.

As of December 31, 2024, our principal source of liquidity was our cash and cash equivalents balance of $105.1 million.

We believe our existing cash and cash equivalents as of December 31, 2024 will be sufficient to meet our operating working capital and capital expenditure requirements for the next twelve months and the foreseeable future. Our future equity and financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform, and the expansion of sales and marketing activities. Although we currently are not a party to any financing agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.

We intend to continue to make investments in product development, sales efforts, and additional general and administrative costs in connection with operating as a public company. We expect to continue to maintain financing flexibility in the current market conditions. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

Share Repurchase Program

In March 2025, our board of directors approved a share repurchase program of up to $10 million. No repurchases have been made under the program as of the date of this Report. See "Issuer Purchases of Equity Securities" under Item 5 of this Report for additional information on this repurchase program.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(40,533)	$(41,456)
Investing activities	$5,471	$(8,160)
Financing activities	$(3,891)	$57

Operating Activities

Cash used in operating activities for the year ended December 31, 2024 of $40.5 million was primarily driven by our net loss of $67.8 million, adjusted for non-cash charges of $31.7 million and net cash outflows of $4.3 million in connection with changes in our operating assets and liabilities. Non-cash charges primarily consist of share-based compensation, depreciation and amortization, amortization of right-of-use assets, and changes in fair value of warrant liabilities.

Cash used in operating activities for the year ended December 31, 2023 of $41.5 million was primarily driven by our net loss of $91.5 million, adjusted for non-cash charges of $53.7 million and net cash outflows of $3.6 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consist of share-based compensation, depreciation and amortization, amortization of right-of-use assets, and changes in fair value of warrant liabilities.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2024 of $5.5 million was primarily driven by receipts on maturity of term deposits of $6.6 million offset by purchases of property and equipment of $0.8 million.

Cash used in investing activities was $8.2 million for the year ended December 31, 2023. Investing activities consist primarily of net purchases of term deposits of $7.6 million and purchases of property and equipment of $0.5 million.

Financing Activities

Cash used in financing activities was $3.9 million for the year ended December 31, 2024, and relate to stock option and other equity award activities and settlements.

Cash provided by financing activities was $0.1 million for the year ended December 31, 2023, and relate to stock option and other equity award activities and settlements.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2024, and the years in which these obligations are due (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations(1)	$8,102	$3,864	$2,201	$2,037	$—
Non-cancelable purchase obligations(2)	4,101	1,220	2,068	650	163
Total contractual obligations	$12,203	$5,084	$4,269	$2,687	$163

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

Revenue Recognition

The Company generates revenue from fees charged for the trading of private shares through its platform, and fees for custodial account and asset management provided to customers. The Company disaggregates revenue by service type, as management believes that this level of disaggregation best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are impacted by economic factors. The Company recognizes revenue pursuant to ASC 606, Revenue from Contracts with Customers. The amount of revenue recognized reflects the consideration that the Company expects to receive in exchange for services. To achieve the core principle of this standard, the Company applies the following five steps:
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
All of the Company’s revenues are from contracts with customers. The Company is the principal in its contracts, with the exception of cash administration fees, in which the Company acts as an agent and records revenue from fees earned related to cash balances in customers’ custodial accounts. Contract assets represent amounts for which the Company has recognized revenue for contracts that have not yet been invoiced to our customers. The Company does not have any contract assets as of December 31, 2024 and 2023. Contract liabilities consist of deferred revenue, which relates to amounts invoiced in advance of performance under a revenue contract. Each of our significant performance obligations and our application of ASC 606 to our revenue arrangements are discussed in further detail below:
Marketplace revenue — Our marketplace revenue consists of fees earned by us in connection with our marketplace, PCS, asset management, and data solutions. The Company generates revenue through its private market platform, with volume-based fees sourced from institutions, individual investors and private equity holders in connection with non-underwritten transactions, such as private placements of equity securities in the secondary market. Marketplace revenue is earned by the Company for meeting the point-in-time performance obligation of executing a private placement on its platform. Fee rates are individually negotiated for each transaction and vary depending on the specific facts and circumstance of each agreement. These fees are event-driven and invoiced upon the closing of the transaction outlined in each agreement and may be expressed as a dollar amount per share, a flat dollar amount, or a percentage of the gross transaction proceeds. The Company believes that its trade execution performance obligation is completed upon the placement and consummation of a transaction and, as such, revenue is earned on the transaction date with no further obligation to the customer at that time. The Company acts as a principal in the contract and recognizes revenue upon execution of a trade. Included in marketplace revenue are other platform fees, including PCS program and transaction fees from companies through tender offer and structured liquidity programs, asset management revenue consisting of set-up fees charged in connection with Forge-managed SAFs and subscription and license fees from our data solutions. The Company believes that its PCS program and transaction fee performance obligation as well as its Forge-managed SAFs setup fee performance obligations are completed upon the occurrence of specific events such as the listing of the SAF on the issuers cap table and as such revenue is earned on the transaction date with no further obligation to the customer at that time. Our data solutions product is generally delivered as a subscription service and revenue is recognized ratably over the contract term beginning on the commencement date of each contract.
Custodial Administration Fees — The Company generates revenues from cash administration fees, account maintenance fees, asset fees, and transaction fees. Cash administration fees are based on prevailing interest rates and custodial customer cash balances, and currently make up the majority of custodial administration fee revenue and are assessed on the last day of the month. The Company charges administration fees for its services in maintaining custodial accounts, including asset-based fees, which are determined by the number and types of assets in these accounts. The Company also earns fees for opening and terminating accounts, and facilitating transactions, which are assessed at the point of transaction. Account and asset fees are assessed on the first day of the calendar quarter. Revenues from custodial administration fees are recognized either over time as underlying performance obligations are met and day-to-day maintenance activities are performed for custodial accounts, or at a point in time upon completion of transactions requested by custodial account holders.
Transaction-Based Expenses
Transaction-based expenses represent the fees incurred to support placement and custodial activities. These include, but are not limited to, third-party broker fees and transfer fees related to placement provided to brokerage clients to facilitate transactions and to a lesser extent those for fund management, and fund settlement expenses that relate to services provided to Forge-managed SAFs. Custodial transaction fees include third-party vault fees.
Share-Based Compensation

The Company recognizes share-based compensation expense for all share-based awards, primarily stock options, and RSUs, based on the grant date fair value of the awards on a straight-line basis over the requisite service period of the awards, which is generally the award's vesting term. The fair value of stock options is determined using the Black-Scholes option pricing model and the fair value of RSUs is based on the closing price of the Company's common stock on the grant date. Forfeitures are accounted for as they occur.
For awards with market-based conditions, the Company uses a Monte Carlo simulation to determine the fair value and the derived service period at the grant date and recognizes share-based compensation expense using an accelerated attribution method when it becomes probable that the condition will be met.
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
Goodwill and Other Intangible Assets, Net

Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but is tested for impairment annually on October 1, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators, or competition. Potential impairment indicators may also include, but are not limited to, (i) the results of the Company’s most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, (iii) declines in the Company’s market capitalization below its book value, and the magnitude and duration of those declines, (iv) a reorganization resulting in a change to the Company’s operating segments, and (v) other macroeconomic factors, such as increases in interest rates that may affect the weighted average cost of capital or volatility in the equity and debt markets. If the Company's market capitalization continues to decline or future performance varies from current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future impairment charge. No impairment charges were recognized during the year ended December 31, 2024.

Impairment Assessment as of December 31, 2024

Due to a decline in the Company's market capitalization in the fourth quarter, management performed an interim assessment, and considered additional qualitative and quantitative factors as of December 31, 2024. Key qualitative factors during the period of October 1, 2024 to December 31, 2024, include improving Company operating performance, an improving business climate, and a lack of significant changes in macroeconomic factors. Quantitatively, the Company performed a Market Multiple Approach to estimate the fair value of the reporting unit. The Market Multiple Approach utilized available public company revenue multiples. Using the low profitability comparable company lower quartile multiple of 2.5x 2025 forecasted revenue, the fair value of the reporting unit exceeded its carrying amount by approximately 46%. If the multiple is decreased by .25x the reporting unit's fair value would exceed its carrying amount.

The Company determined that the fair value of the reporting unit exceeded its carrying amount as of December 31, 2024.

Warrant Liabilities

The Company recognizes certain warrant instruments as derivative liabilities in accordance with ASC 815, Derivatives and Hedging. See Note 3 "Fair Value Measurements" and Note 9 "Warrants" for additional information. The Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are redeemed, exchanged, expired, or exercised. The Company will continue to adjust the warrant liabilities for changes in the fair value until the earlier of a) the exercise, exchange, or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in-capital.

Recent Accounting Pronouncements
See the section titled "Summary of Significant Accounting Policies" in Note 2 of the notes to our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

FORGE GLOBAL HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forge Global Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Forge Global Holdings, Inc. (the Company) as of December 31, 2024, and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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
At December 31, 2024, the Company’s Goodwill was $121 million. As discussed in note 2 to the consolidated financial statements, the Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the goodwill may be impaired. The Company has determined that it has a single reporting unit. In the fourth quarter of 2024, as a result of the decline in the market value of the Company's stock, the Company performed a quantitative impairment analysis to assess the enterprise value of the Company and assess its goodwill for recoverability as of December 31, 2024 (“reporting date”). For the year ended December 31, 2024, the Company did not recognize impairment charges on goodwill.

Auditing the Company's impairment assessment was complex and involved a high degree of subjectivity as the estimate of fair value of the reporting unit is based on significant assumptions related to forecasted revenue and implied revenue multiples of comparable companies.

How We Addressed the Matter in Our Audit
To test the fair value of the Company’s reporting unit, our audit procedures included, among others, assessing the methodology and assumptions described above used in the impairment assessment as of the reporting date. We compared the assumptions described above to analyst expectations, historical performance and other available market information. We also performed our own sensitivity analyses by increasing or decreasing the assumptions and evaluated the potential impact on the estimated fair value of the reporting unit. We involved our specialist to assist us in evaluating the methodologies and revenue multiples of comparable companies used to calculate the estimated fair value of the Company’s reporting unit.

In addition, we tested the reconciliation of the fair value of the reporting unit developed by management to the market capitalization of the Company as of the valuation date and evaluated the implied control premium for reasonableness.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

San Francisco, California

March 6, 2025

FORGE GLOBAL HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands of U.S. dollars, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$105,140	$144,722
Restricted cash	1,116	1,062
Accounts receivable, net	4,706	4,067
Prepaid expenses and other current assets	8,205	13,253
Total current assets	$119,167	$163,104
Internal-use software, property and equipment, net	2,920	5,192
Goodwill and other intangible assets, net	126,456	129,919
Operating lease right-of-use assets	5,107	4,308
Payment-dependent notes receivable, noncurrent	7,412	5,593
Other assets, noncurrent	2,444	2,615
Total assets	$263,506	$310,731
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,941	$1,831
Accrued compensation and benefits	13,430	11,004
Accrued expenses and other current liabilities	6,310	8,861
Operating lease liabilities, current	3,463	2,516
Total current liabilities	$25,144	$24,212
Operating lease liabilities, noncurrent	3,694	2,707
Payment-dependent notes payable, noncurrent	7,412	5,593
Warrant liabilities	192	9,616
Other liabilities, noncurrent	322	185
Total liabilities	$36,764	$42,313
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 186,399,412 and 176,899,814 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	19	18
Treasury stock, at cost; 157,193 shares as of both December 31, 2024 and December 31, 2023, respectively	(625)	(625)
Additional paid-in capital	570,588	543,846
Accumulated other comprehensive income	572	911
Accumulated deficit	(346,972)	(280,638)
Total Forge Global Holdings, Inc. stockholders’ equity	$223,582	$263,512
Noncontrolling interest	3,160	4,906
Total stockholders’ equity	$226,742	$268,418
Total liabilities and stockholders’ equity	$263,506	$310,731
The accompanying notes are an integral part of these consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenues:
Marketplace revenue	$37,540	$25,790
Custodial administration fees	41,789	44,031
Total revenues	$79,329	$69,821
Transaction-based expenses:
Transaction-based expenses	(674)	(431)
Total revenues, less transaction-based expenses	$78,655	$69,390
Operating expenses:
Compensation and benefits	112,991	106,593
Technology and communications	12,481	14,507
General and administrative	10,831	12,510
Professional services	8,405	11,905
Depreciation and amortization	6,658	6,954
Rent and occupancy	5,218	4,884
Advertising and market development	4,334	3,486
Total operating expenses	$160,918	$160,839
Operating loss	$(82,263)	$(91,449)
Interest and other income:
Interest income	5,675	6,421
Change in fair value of warrant liabilities	9,424	(6,465)
Other income, net	387	763
Total interest and other income	$15,486	$719
Loss before provision for income taxes	$(66,777)	$(90,730)
Provision for income taxes	1,066	819
Net loss	$(67,843)	$(91,549)
Net loss attributable to noncontrolling interest	(1,510)	(1,328)
Net loss attributable to Forge Global Holdings, Inc.	$(66,333)	$(90,221)
Net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	$(0.36)	$(0.52)
Diluted	$(0.36)	$(0.52)
Weighted-average shares used in computing net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	183,160,263	173,402,167
Diluted	183,160,263	173,402,167

The accompanying notes are an integral part of these consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Loss
(In thousands of U.S. dollars)

	Year Ended December 31,
	2024	2023
Net loss	$(67,843)	$(91,549)
Foreign currency translation adjustment	(575)	378
Comprehensive loss	(68,418)	(91,171)
Less: Comprehensive loss attributable to noncontrolling interest	(1,746)	(1,168)
Comprehensive loss attributable to Forge Global Holdings, Inc.	$(66,672)	$(90,003)
The accompanying notes are an integral part of these consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands of U.S. dollars, except share data)

	Common Stock			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount	Treasury Stock
Balance as of December 31, 2022	172,560,916	$18	$—	$509,094	$(190,418)	$693	$6,074	$325,461
Issuance of common stock upon release of restricted stock units	3,788,568	(*)	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(354,374)	—	—	(653)	—	—	—	(653)
Issuance of common stock upon exercise of vested options	1,264,429	(*)	—	810	—	—	—	810
Repurchase of early exercised stock options	(202,532)	—	—	—	—	—	—	—
Vesting of early exercised stock options and restricted stock awards	—	—	—	262	—	—	—	262
Stock-based compensation expense	—	—	—	34,334	—	—	—	34,334
Common stock repurchases	(157,193)	—	(625)	—	—	—	—	(625)
Net loss	—	—	—	—	(90,221)	—	(1,328)	(91,549)
Foreign-currency translation adjustment	—	—	—	—	—	218	160	378
Balance as of December 31, 2023 (**)	176,899,814	$18	$(625)	$543,846	$(280,638)	$911	$4,906	$268,418

	Common Stock			Additional Paid-In Capital (1)	Accumulated Deficit (1)	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount	Treasury Stock
Balance as of December 31, 2023 (**)	176,899,814	$18	$(625)	$543,846	$(280,638)	$911	$4,906	$268,418
Issuance of common stock upon release of restricted stock units	11,315,768	1	—	(1)	—	—	—	—
Tax withholding related to vesting of restricted stock units	(2,428,960)	(*)	—	(4,419)	—	—	—	(4,419)
Issuance of common stock upon exercise of vested options	622,939	(*)	—	528	—	—	—	528
Repurchase of early exercised stock options	(10,149)	—	—	—	—	—	—	—
Vesting of early exercised stock options and restricted stock awards	—	—	—	144	—	—	—	144
Stock-based compensation expense	—	—	—	30,489	—	—	—	30,489
Net loss	—	—	—	—	(66,333)	—	(1,510)	(67,843)
Foreign-currency translation adjustment	—	—	—	—	—	(339)	(236)	(575)
Balance as of December 31, 2024 (**)	186,399,412	$19	$(625)	$570,588	$(346,972)	$572	$3,160	$226,742

(*) amount less than 1
(**) Balances may not foot due to rounding

The accompanying notes are an integral part of these consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(67,843)	$(91,549)
Adjustments to reconcile net loss to net cash used in operations:
Share-based compensation	30,489	34,334
Depreciation and amortization	6,658	6,954
Amortization of right-of-use assets	2,654	3,153
Loss on impairment of long lived assets	1,052	599
Allowance for credit losses	238	270
Change in fair value of warrant liabilities	(9,424)	6,465
Change in fair value of contingent liability(1)	—	2,545
Other	(10)	(625)
Changes in operating assets and liabilities:
Accounts receivable	(877)	(792)
Prepaid expenses and other assets	(1,340)	2,018
Accounts payable	284	(1,216)
Accrued expenses and other liabilities	(2,267)	2,805
Accrued compensation and benefits	2,426	(2,267)
Operating lease liabilities	(2,573)	(4,150)
Net cash used in operating activities	(40,533)	(41,456)
Cash flows from investing activities:
Receipts of term deposit maturities	6,559	2,115
Purchases of property and equipment	(792)	(527)
Purchases of term deposit	—	(9,748)
Capitalized internal-use software development costs	(296)	—
Net cash provided by (used in) investing activities	5,471	(8,160)
Cash flows from financing activities:
Proceeds from exercise of options	528	710
Taxes withheld and paid related to net share settlement of equity awards	(4,419)	(653)
Net cash (used in) provided by financing activities	(3,891)	57

Effect of changes in currency exchange rates on cash and cash equivalents	(575)	378
Net decrease in cash and cash equivalents	(39,528)	(49,181)
Cash, cash equivalents and restricted cash, beginning of the period	145,784	194,965
Cash, cash equivalents and restricted cash, end of the period	$106,256	$145,784

Reconciliation of cash, cash equivalents and restricted cash to the amounts reported within the consolidated balance sheets
Cash and cash equivalents	$105,140	$144,722
Restricted cash	1,116	1,062
Total cash, cash equivalents and restricted cash, end of the period	$106,256	$145,784
Supplemental disclosures of cash flow information:

	Year Ended December 31,
	2024	2023
Cash paid for taxes	$913	$145
Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$4,506	$1,755
Vesting of early exercised stock options and restricted stock awards	144	262
Purchase of property and equipment accrued and not yet paid	20	250
Capitalized internal-use software development costs accrued and not yet paid	56	—

(1) The change in fair value of contingent liability in connection with the modification of Junior Preferred Stock Warrants (into the December 2023 Warrants) is recorded in the consolidated statement of operations within General and administrative expense. See Note 3, "Fair Value Measurements," for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Forge Global Holdings, Inc. (the “Company” and f/k/a Motive Capital Corp) is a financial services platform headquartered in San Francisco, California. The Company is committed to democratizing access to private markets through a purpose-built technology-driven platform. To serve the distinct needs of investors, shareholders, and companies, the Company offers an integrated platform of complementary solutions to support client engagement with the private market from beginning to end. The Company believes this holistic approach yields strong platform-based network effects, fueling participation in the private market and the Company's growth.

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

2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation.
In the normal course of business, the Company has transactions with various investment entities. In certain instances, the Company provides investment advisory services to pooled investment vehicles, each, a Single Asset Fund ("SAF"). The Company does not have discretion to make any investment, except for the specific investment for which a SAF was formed. The Company performs an assessment to determine (a) whether the Company’s investments or other interests will absorb portions of a variable interest entity’s expected losses or receive portions of the entity’s expected residual returns and (b) whether the Company’s involvement, through holding interests directly or indirectly in the entity would give it a controlling financial interest. The Company consolidates entities in which it, directly or indirectly, is determined to have a controlling financial interest. Consolidation conclusions are reviewed quarterly to identify whether any reconsideration events have occurred.
The Company has a majority ownership interest in Forge Europe GmbH ("Forge Europe") and accounts for Forge Europe as a fully consolidated subsidiary. The remaining interest, held by Deutsche Börse Aktiengesellschaft ("DBAG"), is reported as a noncontrolling interest in the consolidated financial statements. DBAG is a related party of the Company.
Segment Information
The Company operates as a single operating segment and reportable segment. The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating the Company’s financial performance. Accordingly, we have concluded that we consist of a single operating segment and reportable segment for accounting and financial reporting purposes. The CODM uses net income as the measure of profit or loss for purposes of assessing segment performance and deciding how to allocate resources, primarily by monitoring actual results against the forecast. As of December 31, 2024 and 2023, long-lived assets located outside of the United States were not material.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, collectability of accounts receivable, the fair value of financial assets and liabilities, the useful lives of acquired intangible assets and property and equipment, the impairment of long-lived assets and goodwill, the fair value of warrants, equity awards and share-based compensation expenses, including the derived service period for the awards containing market-based vesting conditions, and the valuation of deferred tax assets. These estimates are inherently subjective in nature and, therefore, actual results may differ from the Company’s estimates and assumptions. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Further, the Company applies judgment in determining whether, directly or indirectly, it has a controlling financial interest in the SAFs, in order to conclude whether any of the SAFs must be consolidated.
The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2024. These estimates may change as new events occur and additional information is obtained, and related financial impacts will be recognized in the Company’s consolidated financial statements as soon as those events become known.

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

Liabilities Classified as Level 3

The Company classifies certain warrant liabilities within Level 3 of the fair value hierarchy and measures the liabilities at fair value using a Monte Carlo simulation. Variables in the model include expected volatility, the risk-free rate of return, dividend yield, the fair value of the underlying security, and the expected life of the instrument.

The Company classifies certain payment-dependent notes receivable and payment-dependent notes payable within Level 3 of the fair value hierarchy and estimates fair values of payment-dependent notes receivable and payment-dependent notes payable utilizing market data and completed transactions made through the Company’s platform for the respective private companies as well as mutual fund valuations of private companies as relevant data inputs.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of bank deposit accounts, term deposits (less than 90 days), investments in money market mutual funds, and U.S. government treasury bills.
Restricted Cash
The Company classifies all cash and cash equivalents that are not available for immediate or general business use as restricted in the accompanying consolidated balance sheets. This represents amounts set aside for regulatory purposes.
Accounts Receivable, Net
Accounts receivable consist of amounts billed and currently due from clients, which are subject to collection risk. The Company estimates credit losses using an aging method, disaggregated based on major revenue stream categories as well as other unique revenue stream factors. The allowance is based on several factors, including continuous assessments of risk characteristics, client specific events that may impact its ability to meet its financial obligations, and other reasonable and supportable economic characteristics. Accounts receivable are written-off against the allowance for credit losses when collection efforts cease. The total allowance for credit losses netted against accounts receivable in the consolidated balance sheets was $1.3 million and $1.1 million as of December 31, 2024 and 2023, respectively.
Concentration of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk primarily comprise cash and cash equivalents and restricted cash, accounts receivable, term deposits, and payment-dependent notes receivable. Cash and cash equivalents and restricted cash may, at times, exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation. The Company performs periodic evaluations of the relative credit standing of these financial institutions to limit the amount of credit exposure. The Company has not experienced any losses on its deposits of cash and cash equivalents and restricted cash to date.
The Company’s exposure to credit risk associated with its contracts with holders of private company securities (“sellers”) and investors (“buyers”) (sellers and buyers collectively "counterparty" or "client") related to the transfer of private securities is measured on an individual counterparty basis. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, the Company’s exposure is monitored in light of changing counterparty and market conditions. As of December 31, 2024 and 2023, the Company did not have any material concentrations of credit risk outside the ordinary course of business.
As of December 31, 2024 and 2023, no clients accounted for more than 10% of the Company’s accounts receivable. No client accounted for more than 10% of total revenue, less transaction-based expenses, for the years ended December 31, 2024 and 2023.
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
Goodwill and Other Intangible Assets, Net
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but is tested for impairment annually on October 1, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators, or competition. Potential impairment indicators may also include, but are not limited to, (i) the results of the Company’s most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, (iii) declines in the Company’s market capitalization below its book value, and the magnitude and duration of those declines, (iv) a reorganization resulting in a change to the Company’s operating segments, and (v) other macroeconomic factors, such as increases in interest rates that may affect the weighted average cost of capital or volatility in the equity and debt markets. No impairment charges were recognized during the years ended December 31, 2024 and 2023.

Acquired intangible assets also consist of identifiable intangible assets, primarily software technology, launched research and development ("IPR&D") asset, website, and trade name and client relationships resulting from business acquisitions. Finite-lived intangible assets are recorded at fair value on the date of acquisition and are amortized over their estimated useful lives. The Company bases the useful lives and related amortization expense on its estimate of the period that the assets will generate revenues or otherwise be used.
Leases
The Company categorizes leases at their inception or upon modification, if applicable. As of December 31, 2024 and 2023, the Company only has operating leases. For operating leases, the Company recognizes rent and occupancy on a straight-line basis, commencing on the date at which the property becomes available for the Company's use. For leases with a term greater than 12 months, the Company records the related right-of-use ("ROU") assets and operating lease liabilities at the present value of lease payments over the lease term. The Company does not separate lease and non-lease components of contracts for real estate property leases. Variable lease payments for common area maintenance, property taxes, and other operating expenses are not included in the measurement of ROU assets and lease liabilities and are expensed as incurred.
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
Payment-Dependent Notes
Payment-dependent notes receivable and payment-dependent notes payable represent financial instruments that are presented at fair value in the consolidated financial statements in accordance with Accounting Standards Codification ("ASC") 825, Fair Value Option for Financial Instruments. The Company enters into separate contracts with equity holders of sellers and buyers that enable the transfer of private securities upon a specified event such as an initial public offering, merger, or acquisition involving the underlying company. The Company serves as an intermediary counterparty to both the buyer and the seller and earns transaction fee revenue by facilitating the execution of the transaction.
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
When settlement amounts have been determined, and the price and transaction fees are paid by the buyer, payment-dependent notes receivable are recorded for the securities due from the sellers, and payment-dependent notes payable are recorded for the securities owed to the buyers. Amounts recorded at period-end for payment-dependent notes receivable represent the fair value of securities receivable from sellers, for which the securities settlement event has not occurred. Amounts recorded at period-end for payment-dependent notes payable represent the fair value of securities not yet delivered to the buyer. Changes in fair value of payment-dependent notes receivable and payment-dependent notes payable are recorded in other income in the consolidated statements of operations.
Warrant Liabilities

The Company recognizes certain warrant instruments as derivative liabilities in accordance with ASC 815, Derivatives and Hedging. See Note 3 "Fair Value Measurements" and Note 9 "Warrants" for additional information. The Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are redeemed, exchanged, expired, or exercised. The Company will continue to adjust the warrant liabilities for changes in the fair value until the earlier of a) the exercise, exchange, or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in-capital.
Revenue Recognition
The Company generates revenue from fees charged for the trading of private shares through its platform, and fees for custodial account and asset management provided to customers. The Company disaggregates revenue by service type, as management believes that this level of disaggregation best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are impacted by economic factors. The Company recognizes revenue pursuant to ASC 606, Revenue from Contracts with Customers. The amount of revenue recognized reflects the consideration that the Company expects to receive in exchange for services. To achieve the core principle of this standard, the Company applies the following five steps:
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
All of the Company’s revenues are from contracts with customers. The Company is the principal in its contracts, with the exception of cash administration fees, in which the Company acts as an agent and records revenue from fees earned related to cash balances in customers’ custodial accounts. Contract assets represent amounts for which the Company has recognized revenue for contracts that have not yet been invoiced to our customers. The Company does not have any contract assets as of December 31, 2024 and 2023. Contract liabilities consist of deferred revenue, which relates to amounts invoiced in advance of performance under a revenue contract. Each of our significant performance obligations and our application of ASC 606 to our revenue arrangements are discussed in further detail below:
Marketplace revenue — Marketplace revenue consists of fees earned by us in connection with our marketplace, PCS, asset management, and data solutions. The Company generates revenue through its private market platform, with volume-based fees sourced from institutions, individual investors and private equity holders in connection with non-underwritten transactions, such as private placements of equity securities in the secondary market. Marketplace revenue is earned by the Company for meeting the point-in-time performance obligation of executing a private placement on its platform. Fee rates are individually negotiated for each transaction and vary depending on the specific facts and circumstance of each agreement. These fees are event-driven and invoiced upon the closing of the transaction outlined in each agreement and may be expressed as a dollar amount per share, a flat dollar amount, or a percentage of the gross transaction proceeds. The Company believes that its trade execution performance obligation is completed upon the placement and consummation of a transaction and, as such, revenue is earned on the transaction date with no further obligation to the customer at that time. The Company acts as a principal in the contract and recognizes revenue upon execution of a trade. Included in marketplace revenue are other platform fees, including PCS program and transaction fees from companies through tender offer and structured liquidity programs, asset management revenue consisting of set-up fees charged in connection with Forge-managed SAFs and subscription and license fees from our data solutions. The Company believes that its PCS program and transaction fee performance obligation as well as its Forge-managed SAFs setup fee performance obligations are completed upon the occurrence of specific events such as the listing of the SAF on the issuers cap table and as such revenue is earned on the transaction date with no further obligation to the customer at that time. Our data solutions product is generally delivered as a subscription service and revenue is recognized ratably over the contract term beginning on the commencement date of each contract.
Custodial Administration Fees — The Company generates revenues from cash administration fees, account maintenance fees, asset fees, and transaction fees. Cash administration fees are based on prevailing interest rates and custodial customer cash balances, and currently make up the majority of custodial administration fee revenue and are assess on the last day of the month. The Company charges administration fees for its services in maintaining custodial accounts, including asset-based fees, which are determined by the number and types of assets in these accounts. The Company also earns fees for opening and terminating accounts, and facilitating transactions, which are assessed at the point of transaction. Account and asset fees are assessed on the first day of the calendar quarter. Revenues from custodial administration fees are recognized either over time as underlying performance obligations are met and day-to-day maintenance activities are performed for custodial accounts, or at a point in time upon completion of transactions requested by custodial account holders.
Transaction-Based Expenses
Transaction-based expenses represent the fees incurred to support placement and custodial activities. Markets-related transaction-based expenses include, but are not limited to, third-party broker fees and transfer fees related to placement provided to brokerage clients to facilitate transactions and to a lesser extent those for fund management, and fund settlement expenses that relate to services provided to Forge-managed SAFs. Custodial transaction fees include third-party vault fees.
Revenue by Geographic Location
For the years ended December 31, 2024 and 2023, revenue outside of the United States (including U.S. territories), based on client billing address, was $5.3 million and $4.7 million, respectively.

Share-Based Compensation
The Company recognizes share-based compensation expense for all share-based awards, primarily stock options, and restricted stock units ("RSUs"), based on the grant date fair value of the awards on a straight-line basis over the requisite service period of the awards, which is generally the award's vesting term. The fair value of stock options is determined using the Black-Scholes option pricing model and the fair value of RSUs is based on the closing price of the Company's common stock on the grant date. Forfeitures are accounted for as they occur.
For awards with market-based conditions, the Company uses a Monte Carlo simulation to determine the fair value and the derived service period at the grant date and recognizes share-based compensation expense using an accelerated attribution method when it becomes probable that the condition will be met.
Advertising and Market Development
Advertising costs are expensed as incurred and include advertising, press engagement, participation in industry events, and education initiatives to existing and prospective clients. Advertising costs amounted to $3.0 million and $2.3 million for the years ended December 31, 2024 and 2023, respectively, and are included in advertising and market development in the consolidated statements of operations.
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
Comprehensive Loss
Comprehensive loss consists of Net loss and Other comprehensive income or loss. The Company's Other comprehensive income or loss is comprised of foreign currency translation gains and losses. Accumulated other comprehensive loss, as presented in the consolidated financial statements consists of changes in unrealized gains and losses on foreign currency translation.
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
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03 Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve financial reporting by requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements of interim and annual reporting periods, including amounts and qualitative descriptions of employee compensation, depreciation, and intangible asset amortization. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The standard should be applied prospectively, although retrospective application is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to expand reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 applies to entities with a single reportable segment. Annual disclosures are required for fiscal years beginning after December 15, 2023. Interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented with early adoption permitted. The Company concluded the adoption of the standard did not have a material impact on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to update income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements and disclosures.
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the year ended December 31, 2024 that are of significance or potential significance to us.
3. Fair Value Measurements

Financial instruments consist of cash, cash equivalents, restricted cash, term deposits, accounts receivable, accounts payable, accrued liabilities, payment-dependent notes receivable, payment-dependent notes payable, and warrant liabilities. Cash equivalents, term deposits, payment-dependent notes receivable, payment-dependent notes payable, and warrant liabilities are stated at fair value on a recurring basis. Cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time these financial instruments are held to the expected receipt or payment date.
The Company classifies cash equivalents, including money market funds and U.S. government treasury bills, within Level 1 of the fair value hierarchy because the Company values these instruments using quoted market prices. The Company classifies term deposits as Level 2 of the fair value hierarchy because these investments are valued using observable market inputs without quoted market prices. The Company classifies the December 2023 Warrants (as defined herein) within Level 2 of the fair value hierarchy as these warrants are valued using a Black-Scholes option-pricing model with observable market inputs. The Company classifies Payment-dependent notes receivable and payable and its Private Placement Warrants (as defined herein) as Level 3 of the fair value hierarchy as the fair value measurements are based on valuation techniques that use significant inputs that are unobservable which are described in more detail below.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$56,300	$—	$—	$56,300
U.S. government treasury bills	21,482	—	—	21,482
Term deposits (less than 90 days)	—	7,306	—	7,306
Payment-dependent notes receivable, non-current	—	—	7,412	7,412
Term deposits(1)(2)	—	1,068	—	1,068
Total financial assets	$77,782	$8,374	$7,412	$93,568

Payment-dependent notes payable, non-current	$—	$—	$7,412	$7,412
December 2023 Warrants(3)	—	45	—	45
Private Placement Warrants	—	—	147	147
Total financial liabilities	$—	$45	$7,559	$7,604

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$130,132	$—	$—	$130,132
Term deposits (less than 90 days)	—	2,221	—	2,221
Payment-dependent notes receivable, non-current	—	—	5,593	5,593
Term deposits(1)(2)	—	7,694	—	7,694
Total financial assets	$130,132	$2,221	$5,593	$145,640

Payment-dependent notes payable, non-current	—	—	5,593	5,593
December 2023 Warrants(3)	—	4,889	—	4,889
Private Placement Warrants	—	—	4,727	4,727
Total financial liabilities	$—	$4,889	$10,320	$15,209

(1) Included in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2024 and December 31, 2023.
(2) Includes $0.9 million term deposits required to fulfill the Company's obligations in connection with real estate lease agreements as of December 31, 2024 and $1.0 million as of December 31, 2023.
(3) On December 18, 2023, the then outstanding Junior Preferred Stock Warrants were modified and replaced with the December 2023 Warrants. See Note 9, "Warrants" for additional information.

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
The Company estimates the fair value of payment-dependent notes receivable and payment-dependent notes payable utilizing market data and completed transactions made through the Company’s platform for the relevant private securities as well as mutual fund valuations of private companies as relevant data inputs.

Private Placement Warrants
The Company classifies the Private Placement Warrants within Level 3 due to the valuation technique used to estimate fair value. A Monte Carlo simulation model was used to estimate fair value as of December 31, 2024. The Company used a combination of a Monte Carlo simulation and a binomial lattice model to estimate fair value as of December 31, 2023.

The Company estimated the fair value of the Private Placement Warrant liabilities as of December 31, 2024 and 2023, respectively, using the following key assumptions:

	As of December 31,
	2024	2023
Fair value of underlying securities	$0.93	$3.43
Expected term (years)	2.2	3.2
Expected volatility	82.5%	117.0%
Risk-free interest rate	4.3%	4.0%
Expected dividend yield	—%	—%

Fair value per warrant	$0.02	$0.64

The Company recorded changes in the fair value of the Private Placement Warrants as follows (in thousands):

	For the years ended December 31,
	2024	2023
Balance, January 1	$4,727	$222
Change in fair value of warrant liability(1)	(4,580)	4,505
Balance, December 31	$147	$4,727

(1) The change in fair value of warrant liability is recorded in the consolidated statement of operations within Gain (loss) from change in fair value of warrant liabilities.

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
For Payment-dependent notes receivable and payable, transfers from Level 3 to Level 1 generally relate to a company going public and listing on a national securities exchange. During the years ended December 31, 2024 and 2023, there were no transfers of payment-dependent notes receivable and payable into or out of Level 3.

The following table provides a reconciliation for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2024 and 2023 (in thousands):

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2022	$7,371	$7,977
Change in fair value of payment-dependent notes receivable	(1,778)	—
Change in fair value of Private Placement Warrants	—	4,505
Change in fair value of payment-dependent notes payable	—	(1,778)
Change in fair value of December 2023 Warrants(1)	—	721
Transfer of Private Placement Warrants out of Level 3 to Level 2(2)	—	(1,105)
Balance as of December 31, 2023	$5,593	$10,320
Change in fair value of payment-dependent notes receivable	1,819	—
Change in fair value of Private Placement Warrants	—	(4,580)
Change in fair value of payment-dependent notes payable	—	1,819
Balance as of December 31, 2024	$7,412	$7,559

(1) On December 18, 2023, the Junior Preferred Stock Warrants were modified and replaced with the December 2023 Warrants and transferred from Level 3 to Level 2 upon modification as these warrants are valued using a Black-Scholes option pricing model using observable market inputs. See Note 9 "Warrants," for additional information.
(2) Transfers into/out of the Level 3 classification are reflected at beginning-of-reporting period fair values in which the instrument transferred into or out of Level 3. The December 2023 Warrants transferred out of Level 3 classification on December 18, 2023.

4. Consolidated Balance Sheet Components
Accounts Receivable, net
Accounts receivable and allowance for credit losses consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accounts receivable	$6,005	$5,128
Allowance for credit losses	(1,299)	(1,061)
Accounts receivable, net	$4,706	$4,067

During the years ended December 31, 2024 and 2023, the Company increased the allowance for credit losses in general and administrative expenses in the consolidated statements of operations by $0.2 million and $0.2 million, respectively. The Company recorded write-offs of $0.1 million during the year ended December 31, 2024. No write-offs were recorded during the year ended December 31, 2023. No recoveries were recorded during the years ended December 31, 2024 and 2023.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2024	2023
Indemnity escrow receivable(1)	$3,070	$1,581
Prepaid software	1,843	1,484
Term deposits (greater than 90 days)	1,068	7,694
Prepaid insurance	956	1,084
Other prepaid expenses	689	801
Other current assets	579	609
Prepaid expenses and other current assets	$8,205	$13,253
(1) The Company filed a claim against the indemnity escrow related to the acquisition of IRA Services, Inc. The indemnity escrow account held as collateral had total assets of $3.5 million of cash and 585,959 shares of the Company's common stock with a fair value of $0.5 million as of December 31, 2024.
Internal-Use Software, Property and Equipment, Net
Internal-use software, property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Capitalized internal-use software	$9,347	$9,000
Computer equipment	163	125
Furniture and fixtures	579	485
Leasehold improvements	1,296	866
	$11,385	$10,476
Less: accumulated depreciation and amortization	(8,465)	(5,284)
Internal-use software and property and equipment, net	$2,920	$5,192

For the years ended December 31, 2024 and 2023, the Company recorded amortization expense on capitalized internal-use software placed in service of $2.6 million and $2.8 million, respectively. The Company did not record an impairment loss for internally developed software for the year ended December 31, 2024. For the year ended December 31, 2023, the Company recorded $0.6 million of impairment loss for internally developed software that was put into service but will no longer be used. The impairment loss is included in general and administrative expense within the consolidated statements of operations.
For the years ended December 31, 2024 and 2023, the Company recorded depreciation expense related to property and equipment of $0.6 million and $0.2 million, respectively. For the years ended December 31, 2024 and 2023, there were no impairment losses recorded by the Company. Property and equipment located outside of the United States are not material in any of the periods presented.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Payable to client(1)	$1,679	$1,693
Accrued taxes and deferred tax liabilities	1,575	1,479
Accrued other professional services	704	696
Contract liabilities	575	400
Accrued legal(2)	356	2,470
Common stock unvested liability	72	223
Other current liabilities(3)	1,350	1,900
Accrued expenses and other current liabilities	$6,310	$8,861
(1) Payable to clients represents funds held in escrow for the benefit of custodial clients.
(2) Accrued legal includes recurring legal fees and accruals for loss contingencies. See Note 7, "Commitments and Contingencies" for additional information.
(3) The Company recognized $0.4 million and $0.4 million of revenue during the years ended December 31, 2024 and 2023, respectively, that was included in the opening deferred revenue balances recorded in accrued expenses and other current liabilities.

5. Goodwill and Intangible Assets, Net
The components of goodwill and intangible assets and accumulated amortization are as follows (in thousands):

	As of December 31, 2024
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Goodwill from acquisitions	Indefinite	$120,948	$—	$120,948
Finite-lived intangible assets:
Developed technology	(1)	13,200	(13,200)	—
Client relationships	4.8 years	7,507	(4,559)	2,948
Launched IPR&D assets	1.8 years	960	(624)	336
Total finite-lived intangible assets		21,667	(18,383)	3,284
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total goodwill and intangible assets		$144,839	$(18,383)	$126,456
(1) Developed technology was fully amortized as of December 31, 2024 and remains in service.

	As of December 31, 2023
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Goodwill from acquisitions	Indefinite	$120,948	$—	$120,948
Finite-lived intangible assets:
Developed technology	0.8 years	13,200	(10,820)	2,380
Client relationships	5.4 years	7,507	(3,669)	3,838
Launched IPR&D assets	2.7 years	960	(431)	529
Total finite-lived intangible assets		21,667	(14,920)	6,747
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total goodwill and intangible assets		$144,839	$(14,920)	$129,919
Amortization expense related to finite-lived intangible assets for the years ended December 31, 2024 and 2023 was $3.5 million and $4.0 million, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations.

The table below presents estimated future amortization expense for finite-lived intangible assets as of December 31, 2024 (in thousands):

Amount
2025	$802
2026	754
2027	610
2028	610
2029	508
Total	$3,284
6. Leases
The Company leases real estate for office space under operating leases.
The Company has an option to extend the lease term for a period of 0.6 years to 4.8 years. Renewal options are not considered in the remaining lease term because it is not reasonably certain that the Company will exercise such option.
Operating lease expense, included in rent and occupancy in the consolidated statements of operations, was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease expense	$3,497	$3,651
Variable lease expense	391	924
Total operating lease expenses	$3,888	$4,575

Sublease income(1)	$382	$784
(1) Sublease income is included in other income (expenses), net in the consolidated statements of operations.

The table below presents additional information related to the Company’s operating leases (in thousands):

	As of December 31,
	2024	2023
Operating lease right-of-use assets	$5,107	$4,308
Operating lease liabilities, current	$3,463	$2,516
Operating lease liabilities, noncurrent	$3,694	$2,707
Weighted-average remaining lease term (in years)	4.3	1.9
Weighted-average discount rate	7.2%	7.0%

The Company entered into a new office lease which commenced on March 8, 2024, and recorded a right-of-use asset and liability of $4.5 million. During the year-ended December 31, 2024, the Company recorded impairment of $1.1 million after determining that the office space under existing leases would no longer be used, which was recognized in rent and occupancy expense in the consolidated statements of operations. There were no right-of-use impairments recognized during the year ended December 31, 2023.
Future undiscounted lease payments under operating leases as of December 31, 2024 were as follows (in thousands):

	Lease Payment Obligation	Sublease Income	Net Lease Obligation
2025	$3,864	$(210)	$3,654
2026	1,084	—	1,084
2027	1,117	—	1,117
2028	1,150	—	1,150
2029	887	—	887
Total undiscounted lease payments	$8,102	$(210)	$7,892
Less: imputed interest	(945)
Present value of future lease payments	7,157
Less: operating lease liabilities, current	3,463
Operating lease liabilities, noncurrent	$3,694

7. Commitments and Contingencies
The Company is subject to claims and lawsuits in the ordinary course of business, including arbitration, class actions and other litigation, some of which include claims for substantial or unspecified damages. The Company may also be the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. The Company reviews these matters on an ongoing basis and provides disclosures and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management’s best estimate when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If no amount within the range is considered a better estimate than any other amount, an accrual for losses is recorded based on the bottom amount of the range. The Company did not accrue for a loss contingency for the year-ended December 31, 2024. For the year-ended December 31, 2023, the Company made an accrual for probable and estimable loss contingencies of $1.9 million, recorded in accrued expenses and other current liabilities in the consolidated balance sheets and expensed in general and administrative expenses in our consolidated statements of operations. The Company monitors these matters for developments that would affect the likelihood of a loss and the accrued amount, if any, and adjusts the amount as appropriate.
Legal Proceedings
In May 2019, IRA Services, Inc. was named as a defendant in a matter captioned Todd Allen Yancey v. Edwin Blue, et al., case no. 19-civ-0251, as amended. On June 27, 2024, the trial court entered a judgment that Forge Services, Inc. is not a successor-in-interest to IRA Services, Inc. and as such, the Company is no longer a party to this matter. Costs incurred by the Company in its defense are recoverable from the escrow related to the acquisition of IRA Services, Inc. See Note 4, "Consolidated Balance Sheet Components," for additional information.
In March 2023, the Company was named as a defendant in a lawsuit brought in a case captioned Alta Partners, LLC v. Forge Global Holdings, Inc., No. 1:23-cv-2647 in the United States District Court for the Southern District of New York. In May 2024, the parties settled this matter.
In January 2022, Erika McKiernan, in her capacity as Stockholder Representative for the former stockholders of SharesPost, filed a lawsuit against the Company in the Court of Chancery of the State of Delaware. In December 2023, the parties settled this matter.

401(k) Plan
The Company has established a tax-qualified retirement plan under Section 401(k) of the Internal Revenue Code for all of its U.S. employees, including executive officers, who satisfy certain eligibility requirements, including requirements relating to age and length of service. The Company provides a discretionary match on 100% of employee contributions up to 2% of eligible earnings. During the years ended December 31, 2024 and 2023, the Company recorded 401(k) contribution expense related to the defined contribution plan of $1.1 million and $0.9 million, respectively, in compensation and benefits in the Company’s consolidated statements of operations.
Non-Cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for its operating leases, software products, and services. As of December 31, 2024, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer, excluding operating lease obligations (see Note 6, "Leases," for additional information) as follows (in thousands):

Amount
2025	$1,220
2026	1,341
2027	727
2028	325
Thereafter	488
Total	$4,101
Other
The Company is required to file extensive informational returns and forms to various tax authorities in connection with its custodial and trading solutions. If such filings are incomplete or untimely, the Company may be subjected to fines or penalties if the Company does not meet the requirements of reasonable cause, safe harbor, or other relief as may be provided by the relevant tax authorities. In October 2024, the Company self-identified a failure to submit certain informational filings to the Internal Revenue Service ("IRS") in connection with its custodial solutions. The Company has submitted its reasonable cause letter to the IRS and does not expect any potential fine or penalty to be material to the Company's financial condition and operations at this time.

8. Regulatory
We operate in a highly regulated environment and are subject to capital requirements, which may limit distributions to the Company. Forge Securities LLC ("Forge Securities"), a wholly-owned subsidiary of the Company, is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, Forge Securities is subject to the minimum net capital requirements promulgated by the SEC and has elected to calculate minimum capital requirements using the basic method permitted by Rule 15c3-1. As of December 31, 2024, Forge Securities had net capital of $14.4 million which was $13.8 million in excess of its required net capital of $0.5 million.

Forge Trust Co. ("FTC"), a wholly-owned subsidiary of the Company, is subject to South Dakota state trust regulatory requirements. South Dakota state legislature 51A-6A-19.1 requires public trust companies registered within the state boundaries to maintain a minimum capital balance of $200,000. The director may require that the trust company have more capital than the amount specified if the director determines that the amount and character of the anticipated business of the trust company and the safety of its clients so require. South Dakota state legislature 51A-6A-19.2 requires public trust companies to pledge funds for the security of the trust creditors. An examination as of March 31, 2021 determined that FTC's risk profile and current account and asset levels supported an increased minimum requirement to maintain a capital position of no less than $2.0 million and a pledge for South Dakota trust powers of no less than $1.0 million. FTC had $1.1 million pledged on behalf of trust creditors as of December 31, 2024; the pledge is reported in restricted cash on the consolidated balance sheet. As of December 31, 2024, FTC's capital and pledge levels exceeded the minimum mandates.

9. Warrants
December 2023 Warrants and Warrants to Purchase Junior Preferred Stock
In November 2020, in connection with the SharesPost acquisition, Legacy Forge issued a total of 3,122,931 warrants (“Junior Preferred Stock Warrants”) to purchase shares of Legacy Forge's Junior Preferred Stock at an exercise price of $3.9760 per share, with a cap of extended value of $5.0 million. Because the Junior Preferred Stock Warrants could be settled in a variable number of common shares, they are classified as a liability in the consolidated balance sheets. The Junior Preferred Stock Warrants have a five-year contractual life and may be exercised at any time during that period. During 2022, 491,785 warrants were exercised.
In December 2023, the Company modified 2,631,146 of the then outstanding Junior Preferred Stock Warrants (the "December 2023 Warrants"). The December 2023 Warrants were issued at an exercise price of $3.9760 per share, with a cap of extended value of $5.0 million when net exercised, and without a cap when cash exercised. The December 2023 Warrants remain classified as a liability, until expiration in November 2025. All of the December 2023 Warrants are outstanding as of December 31, 2024.
Private Placement Warrants

As the accounting acquirer, Legacy Forge is deemed to have assumed 7,386,667 warrants for Class A common stock that were held by Motive Capital Funds Sponsor, LLC (the “Sponsor”) at an exercise price of $11.50 (the "Private Placement Warrants"). The warrants are exercisable subject to the terms of the warrant agreement, including but not limited to, the Company having an effective registration statement under the Securities Act of 1933, as amended, covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. The warrants expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation. All of the Private Placement Warrants are outstanding as of December 31, 2024.
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

10. Share-Based Compensation
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
2022 Stock Option and Incentive Plan
In March 2022, the Company adopted the 2022 Plan, which provides for grants of share-based awards, including stock options, restricted stock units (“RSUs”), and other forms of share-based awards. In addition, the number of shares of common stock reserved and available for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2023 and on each January 1 thereafter and ending on the tenth anniversary of the adoption date of the 2022 Plan, in an amount equal to (i) 3% of the outstanding number of shares of common stock of the Company on the preceding December 31, or (ii) a lesser number of shares as approved by the Company's board of directors. The Company has authorized 23,383,325 shares of common stock for the issuance of awards under the 2022 Plan as of December 31, 2024.

2022 Employee Stock Purchase Plan
In March 2022, the Company adopted the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The number of shares of common stock reserved for issuance will automatically increase on January 1 of each year, beginning on January 1, 2023 and each January 1 thereafter until the 2022 ESPP terminates according to its terms, by the lesser of (i) 4,072,000 shares of common stock, or (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31. The Company's board of directors may determine that such increase will be less than the amount set forth in (i) and (ii) above. The Company has authorized the issuance of 7,566,607 shares of common stock under purchase rights granted to the Company's employees or to employees of any of its designated affiliates as of December 31, 2024.
Reserve for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	As of December 31,
	2024	2023
Warrants to purchase common stock	3,048,679	3,282,652
Outstanding Private Placement Warrants	7,386,667	7,386,667
Stock options issued and outstanding under 2018 Plan	7,032,106	7,813,366
Shares available for grant under 2022 Plan(1)	827,067	2,052,669
RSUs issued and outstanding under 2022 Plan	12,602,962	17,434,138
Shares available for grant under 2022 ESPP	7,566,607	5,797,609
Total shares of common stock reserved	38,464,088	43,767,101

(1) To the extent outstanding options granted under the 2018 Plan are cancelled, forfeited, or otherwise terminated without being exercised and would have been returned to the share reserve under the 2018 Plan following the closing date of the Merger, the number of shares of common stock underlying such awards will be available for future awards under the 2022 Plan.

Stock Compensation
Stock compensation for the periods indicated below are as follows (in thousands):

	Year ended December 31,
	2024	2023
RSUs	$27,232	$29,573
Stock options	3,257	4,761
Total share-based compensation	$30,489	$34,334

Stock Options
Stock options generally vest over four years and expire ten years from the date of grant. Vested stock options generally expire three months to five years after termination of employment. Stock option activity during the years ended December 31, 2024 and 2023, consisted of the following (in thousands, except for share and per share data):

	Stock options	Weighted-Average Exercise Price	Weighted-Average Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	12,853,072	$2.39	7.0	$7,055
Exercised	(1,268,982)	0.64
Cancelled/Forfeited/Expired(1)	(3,770,724)	3.64
Balance as of December 31, 2023	7,813,366	$2.06	6.0	$14,942
Exercised	(653,386)	0.83
Cancelled/Forfeited/Expired	(127,874)	3.83
Balance as of December 31, 2024	7,032,106	$2.15	5.2	$1,571

Vested and exercisable as of December 31, 2024	6,824,824	$2.10	5.2	$1,565
(1) Effective June 15, 2023, the Company cancelled the CEO Option (as defined below), which was granted under the 2018 Plan. As a result of such cancellation, the 3,122,931 shares of common stock underlying the CEO Option became available for future awards under the 2022 Plan.
There were no stock options granted during the years ended December 31, 2024 and 2023. The total grant date fair value of stock options vested during the years ended December 31, 2024 and 2023 was $3.3 million and $4.9 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $0.7 million and $2.4 million, respectively.
Unrecognized stock compensation expense for unvested stock options granted and outstanding as of December 31, 2024 was $0.8 million, which will be recognized over a weighted-average period of 0.6 years.
RSUs
The Company’s RSUs are convertible into shares of the Company’s common stock upon vesting on a one-to-one basis, and generally contain time-based vesting conditions. RSUs granted to certain executives also contain market-based vesting conditions or performance-based vesting conditions. The RSUs generally vest over the service period of one to four years.
RSU activity during the years ended December 31, 2024 and 2023 was as follows:

	Total RSUs	Time-based	Performance-based	Market-based	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	10,578,313	9,171,289	—	1,407,025	$10.04
Granted	12,199,830	8,055,250	1,805,550	2,339,030	1.64
Vested	(3,552,392)	(3,083,382)	—	(469,010)	10.09
Forfeited	(1,791,613)	(1,791,613)	—	—	8.72
Unvested as of December 31, 2023	17,434,138	12,351,544	1,805,550	3,277,044	$4.30
Granted	8,686,496	7,218,327	1,468,169	—	1.89
Vested(1)	(11,501,795)	(9,762,974)	(1,269,814)	(469,007)	3.50
Forfeited	(2,015,877)	(1,712,997)	(302,880)	—	5.04
Unvested as of December 31, 2024	12,602,962	8,093,900	1,701,025	2,808,037	$3.26

(1) Common stock has not been issued in connection with 256,014 vested RSUs because such RSUs were unsettled as of December 31, 2024.

The total grant date fair value of shares vested during the years ended December 31, 2024 and 2023 was $40.3 million and $35.4 million, respectively.
Future share-based compensation expense for unvested RSUs as of December 31, 2024 was $18.1 million, which will be recognized over a weighted-average period of 1.5 years.
Modifications
In May 2021, Legacy Forge’s board of directors granted the Chief Executive Officer a performance and market condition-based option covering 3,122,931 shares of Legacy Forge's Class AA common stock with an exercise price of $3.9760 per share (the "CEO Option"). In June 2023, the Company cancelled the CEO Option and concurrently granted a market-based RSU award (the “CEO RSU”) representing the right to receive up to 2,339,030 shares of the Company’s common stock under the 2022 Plan based on the achievement of three specified stock price performance metrics. The total incremental costs related to the cancelled CEO Option and reissued CEO RSU was $0.3 million and will be recognized over the period of the CEO RSU.
In May 2024, the Company accelerated vesting of 228,575 RSUs in connection with the termination of one of its executives. As a result, the Company recognized share-based compensation expense of $0.6 million. Upon subsequent transition to a consultant under a consulting agreement, the former executive was eligible to vest in up to 403,249 RSUs over the duration of the consulting period. The former executive was not obliged to perform substantive consulting services to the Company for the continued vesting of RSUs, thus the Company recognized an additional share-based compensation expense of $0.6 million, calculated by using the fair value of the Company's stock price as of the date of modification, in accordance with the provisions of ASC 718, Compensation - Stock Compensation ("ASC 718").
In August 2024, the Company accelerated vesting of 104,095 stock options, 401,463 RSUs with service-based vesting conditions, and up to 73,529 RSUs with performance-based vesting conditions in connection with the termination of one of its executives. As a result, the Company recognized share-based compensation expense of $1.3 million. Upon subsequent transition to a consultant under a consulting agreement, the former executive was eligible to vest in up to 34,766 RSUs over the duration of the consulting period. The former executive was not obliged to perform substantive consulting services to the Company for the continued vesting of RSUs, thus the Company recognized an additional share-based compensation expense of less than $0.1 million, calculated by using the fair value of the Company's stock price as of the date of modification, in accordance with the provisions of ASC 718.

11. Income Taxes
The components of the loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(62,999)	$(87,409)
Foreign	(3,778)	(3,321)
Total loss before provision for income taxes	$(66,777)	$(90,730)

The components of the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current:
State	$969	$777
Total current	$969	$777
Deferred:
Federal	$144	$122
State	(47)	(80)
Total deferred	$97	$42
Total provision for income taxes	$1,066	$819

Reconciliation of the statutory federal income tax to the Company's effective tax is as follows (amounts in thousands):

	Year Ended December 31,
	2024		2023
Tax provision at U.S. statutory rate	$(14,023)	21.0%	$(19,053)	21.0%
State income taxes(1)	(3,458)	5.2	(1,747)	1.9
Foreign taxes in excess of the U.S. statutory rate	(6)	—	175	(0.2)
Change of valuation allowance(1)	15,350	(23.0)	11,076	(12.2)
Share-based compensation(1)	448	(0.7)	3,394	(3.7)
Section 162(m) limitation	4,742	(7.1)	3,354	(3.7)
Change in fair value of warrant liabilities	(1,979)	3.0	1,892	(2.1)
Tax credits	—	—	1,913	(2.1)
Other	(8)	—	(185)	0.2
Tax Expense	$1,066	(1.6)%	$819	(0.9)%

(1) Immaterial corrections of $4.2 million related to the change of valuation allowance, $3.4 million to share based compensation and $0.8 million to state income taxes for the year ended December 31, 2023. This correction had no impact on the consolidated balance sheet as of December 31, 2024 and the consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2023.
Significant components for the Company's net deferred tax liabilities included in accrued expenses and other current liabilities in the consolidated balance sheets are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$40,388	$28,430
Section 174 capitalization	16,273	12,730
Share-based compensation(1)	3,403	4,165
Accrued compensation	2,193	1,919
Operating lease liability	1,864	1,322
Tax credits	1,702	1,702
Allowance for bad debt	377	306
Other	375	404
Total deferred tax assets	$66,575	$50,978
Valuation allowance(1)	(62,535)	(47,186)
Net deferred tax assets	$4,040	$3,792
Deferred tax liabilities
Depreciation and amortization	$(3,296)	$(3,245)
Operating lease assets	(1,336)	(1,107)
Other	(65)	—
Total deferred tax liabilities	$(4,697)	$(4,352)
Net deferred tax liabilities	$(657)	$(560)
(1) The components of the Company's deferred tax assets and valuation allowance as of December 31, 2023 have been adjusted to reflect immaterial corrections identified during the year ended December 31, 2024. This correction had no impact on the consolidated balance sheet as of December 31, 2023 and the consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2023.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not that the deferred tax assets will not be realized; accordingly, a valuation allowance has been established on U.S. and foreign gross deferred tax assets. The Company's valuation allowance increased by $15.3 million during the year ended December 31, 2024 and increased by $11.1 million during the year ended December 31, 2023.
As of December 31, 2024, the Company has net operating loss carryforwards for federal income tax purposes of $125.6 million available to reduce future income subject to income taxes. Federal net operating loss carryforwards of $11.1 million will begin to expire, if not utilized, in fiscal year 2037. The remaining amount of federal net operating loss carryforwards will be carried forward indefinitely. In addition, the Company has $126.3 million of net operating loss carryforwards available to reduce future taxable income subject to California state income taxes and all other applicable state jurisdictions. The state net operating loss carryforwards will begin to expire, if not utilized, in fiscal year 2036. The foreign net operating loss carryforwards of $7.9 million will be carried forward indefinitely. The federal and California research and development credit carryforwards are $0.9 million and $0.8 million, respectively. The federal credit carryforward will begin to expire, if not utilized, in fiscal year 2037. The California credit carryforward will be carried forward indefinitely.

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company's ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if the Company has experienced an ownership change. As of December 31, 2024, the Company has concluded that it has experienced ownership changes since inception and that its utilization of net operating loss carryforwards will be subject to annual limitations. However, it is not expected that the annual limitations will result in the expiration of the tax attribute carryforwards prior to utilization.
Changes in our unrecognized tax benefits are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning Balance, January 1	$822	$1,629
Additions for current year items	9	13
Reductions for prior year items	—	(820)
Ending Balance, December 31	$831	$822

During the years ended December 31, 2024 and 2023, interest and penalties were immaterial. The Company does not expect any significant change in its unrecognized tax benefits during the next twelve months that would be material to the consolidated financial statements. All of the unrecognized tax benefits would impact the effective tax rate.
The Company is subject to taxation in the United States and various state and foreign jurisdictions The federal statute of limitations remains open for the tax periods ending December 31, 2021 and thereafter. The statute of limitations for California and various other state jurisdictions remains open for the tax periods ending December 31, 2020 and thereafter. Furthermore, as of December 31, 2024, all tax years remain open to examination in the foreign jurisdictions where we operate in.

12. Net Loss per Share
The Company has one class of common stock. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period using the treasury stock method or the if-converted method, if applicable. The Company’s stock options, warrants, and early exercised stock options are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders because the holders of these securities do not have a contractual right to share in the Company's losses, and their effect would be antidilutive. Therefore, the net loss for the years ended December 31, 2024 and 2023 was attributed to common stockholders only.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except for share and per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders, basic	$(66,333)	$(90,221)
Net loss attributable to common stockholders, diluted	$(66,333)	$(90,221)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, basic	183,160,263	173,402,167
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, diluted	183,160,263	173,402,167
Net loss per share attributed to common stockholders:
Basic	$(0.36)	$(0.52)
Diluted	$(0.36)	$(0.52)

The following potentially dilutive shares were excluded in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year Ended December 31,
	2024	2023
Warrants to purchase common stock	3,048,679	3,282,652
Private Placement Warrants	7,386,667	7,386,667
Common stock subject to repurchase	140,857	435,136
Outstanding options	7,032,106	7,813,366
Restricted stock units	12,602,962	17,434,138
Total	30,211,271	36,351,959

(1)    Warrants to purchase common stock includes the December 2023 Warrants and common stock warrants. See Note 9, "Warrants", for additional information.

13. Related Party Transactions
On September 7, 2022 the Company and DBAG formed Forge Europe GmbH. DBAG is a stockholder of the Company and one of the Company's directors is affiliated with this entity. See Note 2, "Summary of Significant Accounting Policies" for additional information.
Forge Global Advisors LLC ("FGA"), a wholly-owned subsidiary of the Company and an investment adviser registered under the Investment Advisers Act of 1940, as amended, advises investment funds, each of which are organized as a series of Forge Investments LLC and segregated portfolio companies of Forge Investments SPC and Forge Investments II SPC (such investment funds and portfolio companies are individually and collectively referred to as “Single Asset Funds” or "SAFs"). The SAFs are each formed for the purpose of investing in securities relating to a single private company and are owned by different investors. Effective January 1, 2023, FGA serves as the manager of the Forge Investments LLC series SAFs. Prior to January 1, 2023, the Forge Investments LLC series SAFs were managed by a third-party fund administrator. The Company utilizes a third-party fund administrator to manage the Forge Investments SPC and Forge Investments II SPC

SAFs. The Company has no ownership interest nor participation in the gains or losses of the SAFs. The Company does not consolidate Forge Investments LLC, Forge Investments SPC, Forge Investments II SPC, or any of the SAFs, because the Company has no direct or indirect interest in the SAFs and the amount of expenses the Company pays on behalf of the SAFs are not significant to the entities. Investors in the SAFs do not have any recourse to the assets of the Company.
While not contractually required, FGA may, at its sole discretion, absorb certain expenses on behalf of the SAFs. Audit and accounting related services are recorded in professional services in the consolidated statements of operations. Professional services expenses of $1.1 million and $1.1 million were recognized in the consolidated statements of operations during the years ended December 31, 2024 and 2023, respectively.
A family member of one of the Company’s executive officers is a portfolio manager for investment funds that engage in secondary transactions with the Company in the ordinary course of business. Such transactions became related party transactions upon the employee's appointment to executive officer in April 2023. One of such funds is also a client of the Company's data and related products. For the years ended December 31, 2024 and 2023, aggregate revenue, less any applicable transaction-based expenses, that the Company received from the funds for such transactions was less than $0.1 million and $0.4 million, respectively.
The Company has an equity method investment in EQUIAM, LLC ("Equiam"), a data-powered venture capital manager. Equiam also engages in secondary transactions with the Company through its affiliate private investment fund in the ordinary course of business. The Company holds a 25.8% ownership of Equiam's issued and outstanding Class A units. On May 2, 2024, the Company invested $0.5 million in an unsecured convertible note and warrant offering by Equiam. The unsecured convertible note shall become due and payable after the third anniversary of the issuance date, unless converted or prepaid. The investment in the unsecured convertible note and warrant is accounted for as consideration paid by customer under ASC 606-10-32-25. As of December 31, 2024, the unsecured convertible note had a carrying value of $0.4 million which is recorded in prepaid expenses and other current assets, as well as other assets, noncurrent, on the consolidated balance sheets.

14. Subsequent Events

On March 5, 2025, the Company announced that its board of directors has authorized a share repurchase program of up to $10 million of the Company’s common stock. The program does not obligate the Company to acquire any particular amount of its common stock, and may be modified, suspended, or terminated at any time at the Company’s discretion. The program has no expiration date.

On February 10, 2025, the Company's board of directors approved the adoption of the Forge Global Holdings, Inc. 2025 Inducement Plan (the “2025 Inducement Plan”), which was adopted without shareholder approval pursuant to Rule 303A.08 of the New York Stock Exchange Listed Company Manual. The aggregate number of shares of common stock reserved for issuance under the 2025 Inducement Plan is 1,500,000. The 2025 Inducement Plan provides for the grant of equity-based awards, including stock options, stock appreciation rights and RSUs, and its terms are substantially similar to the 2022 Plan, with the exception that awards can only be made to newly hired or re-employed individuals after a period of bona fide period of unemployment.

On February 2, 2025, the Company entered into a separation agreement with a senior executive containing terms that are materially consistent with the benefits that would be due under the executive’s employment agreement in the event of a Good Reason termination (as defined therein). The Company accelerated vesting of 438,091 RSUs with service-based vesting conditions, 187,798 RSUs with performance-based vesting conditions, and 150,704 RSUs with market-based and service-based vesting conditions in connection with the separation. The executive will be eligible for salary and discretionary bonus compensation through June 30, 2025.

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

Management evaluated the design and operating effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management concluded that our internal control over financial reporting as of December 31, 2024 was effective.

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

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement.”

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Date Filed
2.1+	Merger Agreement, dated as of September 13, 2021, by and among Motive, Merger Sub and Forge Global, Inc.	8-K	001-39794	2.1	September 13, 2021
3.1	Certificate of Incorporation of the registrant.	8-K	001-39794	3.1	March 25, 2022
3.2	Bylaws of the registrant.	S-4/A	333-260104	3.3	February 11, 2022
4.1	Specimen Common Stock Certificate.	S-4/A	333-260104	4.5	January 31, 2022
4.2	Warrant Agreement, dated December 10, 2020, by and between Motive Capital Corp and Continental Stock Transfer & Trust Company, as warrant agent.	S-4/A	333-260104	4.4	February 11, 2022
4.3	Description of Securities.	10-K	001-39794	4.3	March 1, 2023
10.1	Form of Amended and Restated Registration Rights Agreement, dated as of March 21, 2022.	S-4/A	333-260104	Annex G	February 11, 2022
10.2+	Sublease, dated August 22, 2023, by and between Jones Lang LaSalle Americas, Inc. and Forge Global, Inc.	10-Q	001-39794	10.1	November 7, 2023
10.3#	Forge Global Holdings, Inc. 2022 Stock Option and Incentive Plan.	8-K	001-39794	10.3	March 25, 2022
10.4#	Forge Global Holdings, Inc. 2022 Employee Stock Purchase Plan.	8-K	001-39794	10.4	March 25, 2022
10.5#	Form of Incentive Stock Option Agreement under Forge Global Holdings, Inc. 2022 Stock Option and Incentive Plan.	S-8	333-265232	99.4	May 26, 2022
10.6#	Form of Non-Qualified Stock Option Agreement under the Forge Global Holdings, Inc. 2022 Stock Option and Incentive Plan.	S-8	333-265232	99.5	May 26, 2022
10.7#	Form of Restricted Stock Unit Award Agreement under the Forge Global Holdings, Inc. 2022 Stock Option and Incentive Plan.	S-8	333-265232	99.6	May 26, 2022
10.8#	Form of Restricted Stock Award Agreement under the Forge Global Holdings, Inc. 2022 Stock Option and Incentive Plan.	S-8	333-265232	99.7	May 26, 2022
10.9#+	Amended and Restated Employment Agreement, effective June 21, 2023, by and between Kelly Rodriques and the registrant.	10-Q	001-39794	10.1	August 8, 2023
10.10#	Amended and Restated Employment Agreement, effective March 26, 2024, by and between Mark Lee and the registrant.	10-K	001-39794	10.10	March 26, 2024
10.11*#+	Separation and General Release Agreement, effective February 10, 2025, by and between Mark Lee and the registrant.
10.12#	Forge Global, Inc. 2018 Equity Incentive Plan.	8-K	001-39794	10.9	March 25, 2022
10.13#	Loan Offset Agreement, dated as of March 21, 2022, by and among Forge Global, Inc. and Kelly Rodriques.	8-K	001-39794	10.10	March 25, 2022
10.14#	Loan Offset Agreement, dated as of March 21, 2022, by and among Forge Global, Inc. and Mark Lee.	8-K	001-39794	10.11	March 25, 2022
10.15#	Form of Director Indemnification Agreement.	8-K	001-39794	10.13	March 25, 2022
10.16#	Form of Officer Indemnification Agreement.	8-K	001-39794	10.14	March 25, 2022
10.17	Sponsor Support Agreement, dated as of September 13, 2021.	424B3	333-260104	Annex D	February 14, 2022
10.18*#	Outside Director Compensation Policy, as amended on December 10, 2024.
10.19#	Engagement Agreement, dated June 10, 2022, by and between Johnathan Short and Forge Global, Inc.	10-Q	001-39794	10.2	August 12, 2022

10.20#+	Separation and General Release Agreement, dated May 31, 2024, by and between Johnathan Short and the registrant.	10-Q	001-39794	10.1	August 7, 2024
10.21#+	Consulting Agreement, dated May 31, 2024, by and between Johnathan Short and the registrant.	10-Q	001-39794	10.2	August 7, 2024
10.22#	Amended and Restated Employment Agreement, effective March 26, 2024, by and between Drew Sievers and the registrant.	10-K	001-39794	10.19	March 26, 2024
10.23#+	Separation and General Release Agreement, dated August 30, 2024, by and between Drew Sievers and the registrant.	10-Q	001-39794	10.1	November 7, 2024
10.24#	Consulting Agreement, dated September 9, 2024, by and between Drew Sievers and the registrant.	10-Q	001-39794	10.2	November 7, 2024
10.25#	Amended and Restated Employment Agreement, effective March 26, 2024, by and between Jennifer Phillips and the registrant.	10-K	001-39794	10.20	March 26, 2024
10.26*#	Employment Agreement, effective January 20, 2025, by and between James Nevin and the registrant.
10.27*#	Forge Global Holdings, Inc. 2025 Inducement Plan.
10.28*#	Form of Restricted Stock Unit Award Agreement for the Forge Global Holdings, Inc. 2025 Inducement Plan.
16.1	Letter from WithumSmith+Brown, PC to the U.S. Securities and Exchange Commission dated March 25, 2022.	8-K	001-39794	16.1	March 25, 2022
19.1*	Insider Trading Policy.
21.1*	Subsidiaries of the registrant.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
97.1	Compensation Recovery Policy.	10-K	001-39794	97.1	March 26, 2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Forge Global Holdings, Inc.

Date: March 6, 2025	By: /s/ Kelly Rodriques
Kelly Rodriques
Chief Executive Officer (Principal Executive Officer)

Date: March 6, 2025	By: /s/ James Nevin
James Nevin
Chief Financial Officer (Principal Financial Officer)

Date: March 6, 2025	By: /s/ Catherine Dondzila
Catherine Dondzila
Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kelly Rodriques and James Nevin, and each of them, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kelly Rodriques	Chief Executive Officer and Director	March 6, 2025
Kelly Rodriques	(Principal Executive Officer)

/s/ James Nevin	Chief Financial Officer	March 6, 2025
James Nevin	(Principal Financial Officer)

/s/ Catherine Dondzila	Chief Accounting Officer	March 6, 2025
Catherine Dondzila	(Principal Accounting Officer)

/s/ Ashwin Kumar	Director	March 6, 2025
Ashwin Kumar

/s/ Kimberley Vogel	Director	March 6, 2025
Kimberley Vogel

/s/ Asiff Hirji	Director	March 6, 2025
Asiff Hirji

/s/ Debra Chrapaty	Director	March 6, 2025
Debra Chrapaty

/s/ Eric Leupold	Director	March 6, 2025
Eric Leupold

/s/ Larry Leibowitz	Director	March 6, 2025
Larry Leibowitz