Form 10-Q
period 2025-03-31
Forge Global Holdings, Inc.
filed 2025-05-07
CIK 1827821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

As of May 6, 2025, the registrant had 12,328,245 shares of common stock, $0.0001 par value per share, outstanding, which reflects the registrant's 1-for-15 reverse stock split that became effective on April 14, 2025.

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

Part I- Financial Information

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$70,472	$105,140
Restricted cash	1,127	1,116
Investments	21,508	—
Accounts receivable, net	5,853	4,706
Prepaid expenses and other current assets	8,438	8,205
Total current assets	$107,398	$119,167
Internal-use software, property and equipment, net	2,166	2,920
Goodwill and other intangible assets, net	126,256	126,456
Payment-dependent notes receivable	7,433	7,412
Operating lease right-of-use assets	4,494	5,107
Other assets, noncurrent	1,713	2,444
Total assets	$249,460	$263,506
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,382	$1,941
Accrued compensation and benefits	9,597	13,430
Accrued expenses and other current liabilities	6,686	6,310
Operating lease liabilities, current	2,759	3,463
Total current liabilities	$21,424	$25,144
Payment-dependent notes payable	7,433	7,412
Operating lease liabilities, noncurrent	3,494	3,694
Warrant liabilities	1	192
Other liabilities, noncurrent	323	322
Total liabilities	$32,675	$36,764
Commitments and contingencies (Note 7)
Stockholders' equity:(1)
Preferred stock, $0.0001 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 133,333 shares authorized; 12,638 and 12,427 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Treasury stock, at cost; 10 shares as of both March 31, 2025 and December 31, 2024, respectively	(625)	(625)
Additional paid-in capital	576,489	570,606
Accumulated other comprehensive income	794	572
Accumulated deficit	(363,144)	(346,972)
Total Forge Global Holdings, Inc. stockholders’ equity	$213,515	$223,582
Noncontrolling interest	3,270	3,160
Total stockholders’ equity	$216,785	$226,742
Total liabilities and stockholders’ equity	$249,460	$263,506
(1) Common stock has been adjusted to reflect the reverse stock split that became effective on April 14, 2025. Refer to Note 2, "Summary of Significant Accounting Policies" and Note 13, "Subsequent Events" for further information about the reverse stock split.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Marketplace revenue	$15,997	$8,520
Custodial administration fees	9,299	10,722
Total revenues	$25,296	$19,242
Transaction-based expenses:
Transaction-based expenses	(192)	(29)
Total revenues, less transaction-based expenses	$25,104	$19,213
Operating expenses:
Compensation and benefits	29,491	29,843
Technology and communications	4,349	3,060
Professional services	2,332	2,217
General and administrative	2,254	5,062
Advertising and market development	1,215	1,090
Depreciation and amortization	986	1,816
Rent and occupancy	946	1,135
Total operating expenses	$41,573	$44,223
Operating loss	$(16,469)	$(25,010)
Interest and other income:
Interest income	1,042	1,709
Change in fair value of warrant liabilities	191	4,447
Other income, net	54	76
Total interest and other income	$1,287	$6,232
Loss before provision for income taxes	$(15,182)	$(18,778)
Provision for income taxes	1,016	216
Net loss	$(16,198)	$(18,994)
Net loss attributable to noncontrolling interest	(26)	(370)
Net loss attributable to Forge Global Holdings, Inc.	$(16,172)	$(18,624)
Net loss per share attributable to Forge Global Holdings, Inc. common stockholders:(1)
Basic	$(1.29)	$(1.55)
Diluted	$(1.29)	$(1.55)
Weighted-average shares used in computing net loss per share attributable to Forge Global Holdings, Inc. common stockholders:(1)
Basic	12,534	11,994
Diluted	12,534	11,994
(1) Amounts have been adjusted to reflect the reverse stock split that became effective on April 14, 2025. Refer to Note 2, "Summary of Significant Accounting Policies" and Note 13, "Subsequent Events" for further information about the reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(16,198)	$(18,994)
Foreign currency translation adjustment	358	(255)
Comprehensive loss	(15,840)	(19,249)
Less: Comprehensive loss attributable to noncontrolling interest	110	(479)
Comprehensive loss attributable to Forge Global Holdings, Inc.	$(15,950)	$(18,770)

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock			Additional Paid-In Capital(1)	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares(1)	Amount(1)	Treasury Stock
Balance as of December 31, 2024	12,427	$1	$(625)	$570,606	$(346,972)	$572	$3,160	$226,742
Issuance of common stock upon release of restricted stock units	270	(*)	—	(*)	—	—	—	—
Tax withholding related to vesting of restricted stock units	(62)	(*)	—	(679)	—	—	—	(679)
Issuance of common stock upon exercise of vested options	3	(*)	—	25	—	—	—	25
Repurchase of early exercised stock options	—	—	—		—	—	—	—
Vesting of early exercised stock options and restricted stock awards	—	—	—	18	—	—	—	18
Stock-based compensation expense	—	—	—	6,519	—	—	—	6,519
Net loss	—	—	—	—	(16,172)	—	(26)	(16,198)
Foreign-currency translation adjustment	—	—	—	—	—	222	136	358
Balance as of March 31, 2025	12,638	$1	$(625)	$576,489	$(363,144)	$794	$3,270	$216,785

	Common Stock			Additional Paid-In Capital(1)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares(1)	Amount(1)	Treasury Stock
Balance as of December 31, 2023	11,793	$1	$(625)	$543,863	$(280,638)	$911	$4,906	$268,418
Issuance of common stock upon release of restricted stock units	258	(*)	—	(*)	—	—	—	—
Tax withholding related to vesting of restricted stock units	(72)	(*)	—	(2,302)	—	—	—	(2,302)
Issuance of common stock upon exercise of vested options	21	(*)	—	227	—	—	—	227
Repurchase of early exercised stock options	—	—	—	—	—	—	—	—
Vesting of early exercised stock options and restricted stock awards	—	—	—	36	—	—	—	36
Stock-based compensation expense	—	—	—	9,467	—	—	—	9,467
Net loss	—	—	—	—	(18,624)	—	(370)	(18,994)
Foreign-currency translation adjustment	—	—	—	—	—	(146)	(109)	(255)
Balance as of March 31, 2024	12,001	$1	$(625)	$551,291	$(299,262)	$765	$4,427	$256,597

(*) amount less than 1
(1) Amounts have been adjusted to reflect the reverse stock split that became effective on April 14, 2025. Refer to Note 2, "Summary of Significant Accounting Policies" and Note 13, "Subsequent Events" for further information about the reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(16,198)	$(18,994)
Adjustments to reconcile net loss to net cash used in operations:
Share-based compensation	6,519	9,467
Depreciation and amortization	941	1,816
Amortization of right-of-use assets	613	643
Impairment of right-of-use assets	—	186
Allowance for doubtful accounts	170	109
Change in fair value of warrant liabilities	(191)	(4,447)
Other	4	(10)
Changes in operating assets and liabilities:
Accounts receivable	(1,317)	(1,596)
Prepaid expenses and other assets	506	1,125
Accounts payable	461	1,066
Accrued expenses and other liabilities	396	2,782
Accrued compensation and benefits	(3,833)	(3,967)
Operating lease liabilities	(904)	(555)
Net cash used in operating activities	(12,833)	(12,375)
Cash flows from investing activities:
Purchases of investments and term deposits	(22,012)	—
Maturities of term deposits	534	—
Purchases of property and equipment	(51)	(400)
Net cash used in investing activities	(21,529)	(400)
Cash flows from financing activities:
Proceeds from exercise of options	26	226
Taxes withheld and paid related to net share settlement of equity awards	(679)	(2,302)
Net cash used in financing activities	(653)	(2,076)

Effect of changes in currency exchange rates on cash and cash equivalents	358	(253)
Net decrease in cash and cash equivalents	(34,657)	(15,104)
Cash, cash equivalents and restricted cash, beginning of the period	106,256	145,785
Cash, cash equivalents and restricted cash, end of the period	$71,599	$130,681

Reconciliation of cash, cash equivalents and restricted cash to the amounts reported within the consolidated balance sheets
Cash and cash equivalents	$70,472	$129,606
Restricted cash	1,127	1,075
Total cash, cash equivalents and restricted cash, end of the period	$71,599	$130,681

Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$—	$4,506
Vesting of early exercised stock options and restricted stock awards	18	36
Purchase of property and equipment accrued and not yet paid	—	25

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

2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts on our unaudited condensed consolidated balance sheet have been reclassified to conform with our current period presentation.
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
There have been no changes to the Company's significant accounting policies described in the audited consolidated financial statements for the year ended December 31, 2024, that have had a material impact on these unaudited condensed consolidated financial statements and related notes.

Unaudited Interim Condensed Consolidated Financial Information

These financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024 (the “audited consolidated financial statements”) that was included in the Company’s Annual Report on Form 10-K filed on March 6, 2025, which provides a more complete discussion of the Company’s accounting policies and certain other information. In management’s opinion, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2025 and its unaudited condensed consolidated results of operations and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025 or any other future interim or annual periods.
Change in Capital Structure

As described more fully in Note 13, "Subsequent Events," effective April 14, 2025, the Company effected a 1-for-15 reverse stock split of all of its authorized, issued, and outstanding shares of common stock. All share and per share amounts presented in the unaudited condensed consolidated financial statements and accompanying notes, including, but not limited to, shares authorized, issued and outstanding, dollar amounts of common stock, additional paid-in capital, earnings/(loss) per share, options and other equity securities under the Company's equity incentive plans, and warrants have been retroactively adjusted for all periods presented in order to reflect this change in capital structure. The reverse stock split decreased the number of authorized shares of common stock but did not affect the number of authorized shares of the Company's preferred stock or the par value of the common stock.

Segment Information

The Company operates as a single operating segment and reportable segment. The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating the Company’s financial performance. Accordingly, we have concluded that we consist of a single operating segment and reportable segment for accounting and financial reporting purposes. The CODM uses net income as the measure of profit or loss for purposes of assessing segment performance and deciding how to allocate resources, primarily by monitoring actual results against the forecast. As of March 31, 2025 and December 31, 2024, long-lived assets located outside of the United States were not material.
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
The Company believes the estimates and assumptions underlying the unaudited condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2025. These estimates may change as new events occur and additional information is obtained, and related financial impacts will be recognized in the Company’s unaudited condensed consolidated financial statements as soon as those events become known.
Cash, Cash Equivalents, and Investments
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of bank deposit accounts, term deposits (less than 90 days), investments in money market mutual funds, and U.S. government treasury bills.
The Company's investments consist primarily of term deposits in excess of 90 days, corporate debt securities and U.S. government and agency securities. The Company's debt securities are classified as trading and are reported at fair value, with unrealized gains and losses reported in earnings. Purchase premiums and discounts are amortized or accreted using the effective interest method over the life of the related security and included in interest income in the unaudited condensed consolidated statements of operations.

Goodwill and Other Intangible Assets, Net
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but tested for impairment annually on October 1, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. The Company has one operating segment and reporting unit, and therefore goodwill is tested for impairment at the entity level. The Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of the reporting unit is less than its carrying value and if so, perform a quantitative test. Events or circumstances that could indicate an impairment include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators, or competition. Potential impairment indicators may also include, but are not limited to, (i) the results of the Company’s most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, (iii) declines in the Company’s market capitalization below its book value, and the magnitude and duration of those declines, (iv) a reorganization resulting in a change to the Company’s operating segments, and (v) other macroeconomic factors, such as increases in interest rates that may affect the weighted average cost of capital or volatility in the equity and debt markets. If the Company's market capitalization continues to decline or future performance varies from current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future impairment charge. No impairment charges were recognized during the three months ended March 31, 2025 and March 31, 2024, respectively.

Concentration of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk primarily comprise cash and cash equivalents and restricted cash, investments, accounts receivable, term deposits, payment-dependent notes receivable, and payment-dependent notes payable. Cash and cash equivalents and restricted cash may, at times, exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation. The Company performs periodic evaluations of the relative credit standing of these financial institutions to limit the amount of credit exposure. The Company's investments consist of corporate debt securities and U.S. government and agency securities. The issuers of these debt securities are financially sound and subject to minimal credit risk. The Company has not experienced any losses on its deposits of cash and cash equivalents, restricted cash and investments to date.
The Company’s exposure to credit risk associated with its contracts with holders of private company securities (“sellers”) and investors (“buyers”) (sellers and buyers collectively "counterparty" or "client") related to the transfer of private securities is measured on an individual counterparty basis. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, the Company’s exposure is monitored in light of changing counterparty and market conditions. As of March 31, 2025 and December 31, 2024, the Company did not have any material concentrations of credit risk outside the ordinary course of business.
As of March 31, 2025 and December 31, 2024, no clients accounted for more than 10% of the Company’s accounts receivable. No client accounted for more than 10% of total revenue, less transaction-based expenses, for the three months ended March 31, 2025 and March 31, 2024.
Revenue by Geographic Location
For the three months ended March 31, 2025 and 2024, revenue outside of the United States (including U.S. territories), based on client billing address, was $2.2 million and $1.5 million, respectively.
Comprehensive Loss
Comprehensive loss consists of Net loss and Other comprehensive income or loss. The Company's Other comprehensive income or loss is comprised of foreign currency translation gains and losses. Accumulated other comprehensive loss, as presented in the unaudited condensed consolidated financial statements consists of changes in unrealized gains and losses on foreign currency translation.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03 Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve financial reporting by requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements of interim and annual reporting periods, including amounts and qualitative descriptions of employee compensation, depreciation, and intangible asset amortization. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The standard should be applied prospectively, although retrospective application is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 on its financial statements and has not yet determined its transition approach.

3. Fair Value Measurements

Cash equivalents, term deposits, corporate debt securities, U.S. government and agency securities, payment-dependent notes receivable, payment-dependent notes payable, and warrant liabilities are stated at fair value on a recurring basis. Cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time these financial instruments are held to the expected receipt or payment date.
The Company classifies cash equivalents, including money market funds and U.S. government treasury bills, within Level 1 of the fair value hierarchy because the Company values these instruments using quoted market prices. The Company classifies term deposits, corporate debt securities, and U.S. government and agency securities as Level 2 of the fair value hierarchy because these investments are valued using observable market inputs without quoted market prices. The Company classifies the December 2023 Warrants (as defined herein) within Level 2 of the fair value hierarchy as these warrants are valued using a Black-Scholes option-pricing model which uses observable inputs. Assumptions in the model include, but are not limited to, risk-free interest rate, expected volatility of the Company's stock price, expected term and expected dividend yield. The Company classifies Payment-dependent notes receivable and payable and its Private Placement Warrants (as defined herein) as Level 3 of the fair value hierarchy as the fair value measurements are based on valuation techniques that use significant inputs that are unobservable which are described in more detail below.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$24,338	$—	$—	$24,338
Corporate debt securities	—	10,747	—	10,747
U.S. government securities	—	2,993	—	2,993
U.S. government agency bonds	—	2,747	—	2,747
Term deposits (less than 90 days)	—	6,771	—	6,771
Payment-dependent notes receivable	—	—	7,433	7,433
Short term investments:
Corporate debt securities	—	6,849	—	6,849
U.S. government securities	—	12,160	—	12,160
U.S. government agency bonds	—	2,499	—	2,499
Term deposits(1)	—	1,075	—	1,075
Total financial assets	$24,338	$45,841	$7,433	$77,612

Payment-dependent notes payable	$—	$—	$7,433	$7,433
December 2023 Warrants	—	1	—	1
Total financial liabilities	$—	$1	$7,433	$7,434

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$56,300	$—	$—	$56,300
U.S. government securities	21,482	—	—	21,482
Term deposits (less than 90 days)	—	7,306	—	7,306
Payment-dependent notes receivable	—	—	7,412	7,412
Term deposits(1)	—	1,068	—	1,068
Total financial assets	$77,782	$8,374	$7,412	$93,568

Payment-dependent notes payable	$—	$—	$7,412	$7,412
December 2023 Warrants	—	45	—	45
Private Placement Warrants	—	—	147	147
Total financial liabilities	$—	$45	$7,559	$7,604

(1) Included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

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

Private Placement Warrants

The Company classifies the Private Placement Warrants within Level 3 due to the valuation technique used to estimate fair value. A Monte Carlo simulation model was used to estimate fair value as of March 31, 2025 and December 31, 2024, respectively.

The Company estimated the fair value of the Private Placement Warrant liabilities as of March 31, 2025 and December 31, 2024, respectively, using the following key assumptions:

	As of March 31, 2025	As of December 31, 2024

Fair value of underlying securities	$0.56	$0.93
Expected term (years)	2.0	2.2
Expected volatility	85.0%	82.5%
Risk-free interest rate	3.9%	4.3%
Expected dividend yield	—%	—%

Fair value per warrant	$—	$0.02

The Company recorded changes in the fair value of the Private Placement Warrants as follows (in thousands):

	For the three months ended March 31,
	2025	2024
Balance, January 1	$147	$4,727
Change in fair value of warrant liability(1)	(147)	(1,625)
Balance, March 31	$—	$3,102

(1) The change in fair value of warrant liability is recorded in the unaudited condensed consolidated statement of operations within Gain (loss) from change in fair value of warrant liabilities.

Transfers Into and Out of Level 3
The Company transfers financial instruments out of Level 3 on the date when underlying input parameters are readily observable from active markets with or without quoted market prices.
For Payment-dependent notes receivable and payable, transfers from Level 3 to Level 1 generally relate to a company going public and listing on a national securities exchange. During the periods presented, there were no transfers of payment-dependent notes receivable and payable into or out of Level 3.

The following table provides a reconciliation for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and 2024 (in thousands):

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2024	$7,412	7,559
Change in fair value of payment-dependent notes receivable	21	—
Change in fair value of Private Placement Warrants	—	(147)
Change in fair value of payment-dependent notes payable	—	21
Balance as of March 31, 2025	$7,433	$7,433

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2023	$5,593	$10,320
Change in fair value of payment-dependent notes receivable	643	—
Change in fair value of Private Placement Warrants	—	(1,625)
Change in fair value of payment-dependent notes payable	—	643
Balance as of March 31, 2024	$6,236	$9,338

.
4. Condensed Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable and allowance for credit losses consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Accounts receivable	$7,323	$6,005
Allowance for credit losses	(1,469)	(1,299)
Accounts receivable, net	$5,853	$4,706

During the three months ended March 31, 2025 and December 31, 2024, the Company increased the allowance for credit losses in general and administrative expenses in the unaudited condensed consolidated statements of operations by $0.2 million and less than $0.01 million, respectively. The Company recorded write-offs of zero and $0.1 million during the three months ended March 31, 2025 and December 31, 2024, respectively. No recoveries were recorded during the three months ended March 31, 2025 and December 31, 2024.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Indemnity escrow receivable(1)	$3,070	$3,070
Prepaid software	2,089	1,843
Term deposits (greater than 90 days)	1,075	1,068
Prepaid insurance	325	956
Other prepaid expenses	1,144	689
Other current assets	735	579
Prepaid expenses and other current assets	$8,438	$8,205
(1) The Company filed a claim against the indemnity escrow related to the acquisition of IRA Services, Inc. The indemnity escrow account held as collateral had total assets of $3.5 million of cash and 39,063 shares of the Company's common stock with a fair value of $0.3 million as of March 31, 2025.
Internal-Use Software, Property and Equipment, Net
Internal-use software, property and equipment, net consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Capitalized internal-use software	$9,347	$9,347
Computer equipment	112	163
Furniture and fixtures	579	579
Leasehold improvements	1,211	1,296
	$11,249	$11,385
Less: accumulated depreciation and amortization	(9,083)	(8,465)
Internal-use software and property and equipment, net	$2,166	$2,920

For the three months ended March 31, 2025 and 2024, the Company recorded amortization expense on capitalized internal-use software placed in service of $0.6 million and $0.7 million, respectively. The Company did not record an impairment loss for internally developed software for the three months ended March 31, 2025 and 2024.
For the three months ended March 31, 2025 and 2024, the Company recorded depreciation expense related to property and equipment of $0.2 million and $0.1 million, respectively. For the three months ended March 31, 2025 and 2024, there were no impairment losses recorded by the Company.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Payable to client(1)	$1,672	$1,679
Accrued taxes and deferred tax liabilities	1,742	1,575
Accrued other professional services	661	704
Contract liabilities	265	575
Accrued legal(2)	521	356
Common stock unvested liability	53	72
Other current liabilities(3)	1,772	1,350
Accrued expenses and other current liabilities	$6,686	$6,310
(1) Payable to clients primarily represents funds held in escrow for the benefit of custodial clients.
(2) Accrued legal includes recurring legal fees and accruals for loss contingencies.
(3) The Company recognized $0.2 million of revenue during the three months ended March 31, 2025, that was included in deferred revenue recorded in accrued expenses and other current liabilities as of December 31, 2024.

5. Goodwill and Intangible Assets, Net
The components of goodwill and intangible assets and accumulated amortization are as follows (in thousands):

	As of March 31, 2025
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Goodwill from acquisitions	Indefinite	$120,948	$—	$120,948
Finite-lived intangible assets:
Developed technology	0.0 years	13,200	(13,200)	—
Client relationships	4.6 years	7,507	(4,711)	2,796
Launched IPR&D assets	1.5 years	960	(672)	288
Total finite-lived intangible assets		21,667	(18,583)	3,084
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total goodwill and intangible assets		$144,839	$(18,583)	$126,256

	As of December 31, 2024
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Goodwill from acquisitions	Indefinite	$120,948	$—	$120,948
Finite-lived intangible assets:
Developed technology	0.0 years	13,200	(13,200)	—
Client relationships	4.8 years	7,507	(4,559)	2,948
Launched IPR&D assets	1.8 years	960	(624)	336
Total finite-lived intangible assets		21,667	(18,383)	3,284
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total goodwill and intangible assets		$144,839	$(18,383)	$126,456
Amortization expense related to finite-lived intangible assets for the three months ended March 31, 2025 and 2024 was $0.2 million and $1.0 million, respectively, and is included in depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations.

The table below presents estimated future amortization expense for finite-lived intangible assets as of March 31, 2025 (in thousands):

Amount
Remainder of 2025	$602
2026	754
2027	610
2028	610
2029	508
Total	$3,084
6. Leases
The Company leases real estate for office space under operating leases.
The Company has an option to extend the lease term for a period of 0.3 years to 4.5 years. Renewal options are not considered in the remaining lease term because it is not reasonably certain that the Company will exercise such option.
Operating lease expense, included in rent and occupancy in the unaudited condensed consolidated statements of operations, was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$784	$783
Variable lease expense	97	104
Total operating lease expenses	$881	$887

Sublease income(1)	$105	$95
(1) Sublease income is included in other income in the unaudited condensed consolidated statements of operations.

The table below presents additional information related to the Company’s operating leases (in thousands):

	As of March 31, 2025	As of December 31, 2024
Weighted-average remaining lease term (in years)	4.2	4.3
Weighted-average discount rate	7.2%	7.2%

There were no right-of-use assets impairments recognized during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company recorded impairment of $0.2 million after determining that the office space under existing leases would no longer be used, which was recognized in rent and occupancy expense in the unaudited condensed consolidated statements of operations.
Future undiscounted lease payments under operating leases as of March 31, 2025 were as follows (in thousands):

	Lease Payment Obligation	Sublease Income	Net Lease Obligation
Remaining 2025	$2,837	$(206)	$2,631
2026	1,087	—	1,087
2027	1,120	—	1,120
2028	1,153	—	1,153
2029	790	—	790
Total undiscounted lease payments	$6,987	$(206)	$6,781
Less: imputed interest	(734)
Present value of future lease payments	6,253
Less: operating lease liabilities, current	2,759
Operating lease liabilities, noncurrent	$3,494

7. Commitments and Contingencies
The Company is subject to claims and lawsuits in the ordinary course of business, including arbitration, class actions and other litigation, some of which include claims for substantial or unspecified damages. The Company may also be the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. The Company reviews these matters on an ongoing basis and provides disclosures and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management’s best estimate when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If no amount within the range is considered a better estimate than any other amount, an accrual for losses is recorded based on the bottom amount of the range. The Company did not have any accrual for loss contingencies as of March 31, 2025 and December 31, 2024. The Company monitors these matters for developments that would affect the likelihood of a loss and the accrued amount, if any, and adjusts the amount as appropriate.
401(k) Plan
The Company has established a tax-qualified retirement plan under Section 401(k) of the Internal Revenue Code for all of its U.S. employees, including executive officers, who satisfy certain eligibility requirements, including requirements relating to age and length of service. The Company provides a discretionary match on 100% of employee contributions up to 2% of eligible earnings. During the three months ended March 31, 2025 and 2024, the Company recorded 401(k) contribution expense related to the defined contribution plan of $0.3 million and $0.3 million, respectively, in compensation and benefits in the Company’s unaudited condensed consolidated statements of operations.
Non-Cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for its operating leases, software products, and services. As of March 31, 2025, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer, excluding operating lease obligations (see Note 6, "Leases," for additional information) as follows (in thousands):

Amount
Remainder of 2025	$3,002
2026	1,342
2027	770
2028	325
2029	325
Thereafter	162
Total	$5,926
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
8. Warrants
The Company effected a 1-for-15 reverse stock split of all of its authorized, issued and outstanding shares of common stock on April 14, 2025. All outstanding warrants were adjusted in accordance with their terms, which resulted, among other changes to the warrant terms, in proportionate adjustments being made to the number of shares issuable upon exercise of such warrants and to the exercise prices of such warrants. See Note 2, "Summary of Significant Accounting Policies," and Note 13, "Subsequent Events," for additional information.
December 2023 Warrants and Warrants to Purchase Junior Preferred Stock

In November 2020, a total of 208,195 warrants (“Junior Preferred Stock Warrants”) were issued at an exercise price of $59.64 per share, with a cap of extended value of $5.0 million. Because the Junior Preferred Stock Warrants could be settled in a variable number of common shares, they were classified as a liability in the unaudited condensed consolidated balance sheets. The Junior Preferred Stock Warrants had a five-year contractual life and could be exercised at any time during that period.
In December 2023, the Company modified 175,344 of the then outstanding Junior Preferred Stock Warrants (the "December 2023 Warrants"). The December 2023 Warrants were issued at an exercise price of $59.64 per share, with a cap of extended value of $5.0 million when net exercised, and without a cap when cash exercised. The December 2023 Warrants remain classified as a liability, until expiration in November 2025. All of the December 2023 Warrants are outstanding as of March 31, 2025.
Private Placement Warrants

In March 2022, Forge Global, Inc. ("Legacy Forge") was deemed to have assumed 492,444 warrants for Class A common stock that were held by Motive Capital Funds Sponsor, LLC (the “Sponsor”) at an exercise price of $172.50 (the "Private Placement Warrants"). The warrants are exercisable subject to the terms of the warrant agreement, including but not limited to, the Company having an effective registration statement under the Securities Act of 1933, as amended, covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. The warrants expire in five years or earlier upon redemption or liquidation. All of the Private Placement Warrants are outstanding as of March 31, 2025.
The Private Placement Warrants meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer and are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to the entity's own stock. Therefore, these warrants are classified as liabilities on the unaudited condensed consolidated balance sheets.
9. Share-Based Compensation
The Company effected a 1-for-15 reverse stock split of all of its authorized, issued and outstanding shares of common stock on April 14, 2025. Proportional adjustments were made to the number of shares of common stock awarded and available for issuance under the Company’s equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding stock options and other equity securities under the Company’s equity incentive plans. See Note 2, "Summary of Significant Accounting Policies," and Note 13, "Subsequent Events," for additional information.
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
2022 Stock Option and Incentive Plan
In March 2022, the Company adopted the 2022 Plan, which provides for grants of share-based awards, including stock options, restricted stock units (“RSUs”), and other forms of share-based awards. In addition, the number of shares of common stock reserved and available for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2023 and on each January 1 thereafter and ending on the tenth anniversary of the adoption date of the 2022 Plan, in an amount equal to (i) 3% of the outstanding number of shares of common stock of the Company on the preceding December 31, or (ii) a lesser number of shares as approved by the Company's board of directors. The Company has authorized 1,931,687 shares of common stock for the issuance of awards under the 2022 Plan as of March 31, 2025.
2022 Employee Stock Purchase Plan
In March 2022, the Company adopted the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The number of shares of common stock reserved for issuance will automatically increase on January 1 of each year, beginning on January 1, 2023 and each January 1 thereafter until the 2022 ESPP terminates according to its terms, by the lesser of (i) 271,467 shares of common stock, or (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31. The Company's board of directors may determine that such increase will be less than the amount set forth in (i) and (ii) above. The Company has authorized the issuance of 504,440 shares of common stock under purchase rights granted to the Company's employees or to employees of any of its designated affiliates as of March 31, 2025.
2025 Inducement Plan
In March 2025, the Company adopted the 2025 Inducement Plan (the "Inducement Plan") pursuant to which the Company reserved 100,000 shares of its common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to NYSE Listed Company Manual Rule 303A.08.

Share Repurchase Program

In March 2025, the Company's board of directors approved a share repurchase program of up to $10 million. The program does not obligate the Company to acquire any particular amount of its common stock, and may be modified, suspended, or terminated at any time at the Company’s discretion. The program has no expiration date. As of March 31, 2025, $10 million remained available for repurchase under the program.

Reserve for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	As of March 31, 2025	As of December 31, 2024
Warrants to purchase common stock	203,179	203,179
Outstanding Private Placement Warrants	492,444	492,444
Stock options issued and outstanding under 2018 Plan	467,853	468,722
Awards available for grant under 2022 Plan(1)	393,180	55,353
RSUs issued and outstanding under 2022 Plan	610,600	839,958
Shares available for grant under 2022 ESPP	504,440	504,440
Shares available for grant under Inducement Plan	100,000	—
Total shares of common stock reserved	2,771,696	2,564,096

(1) To the extent outstanding options granted under the 2018 Plan are cancelled, forfeited, or otherwise terminated without being exercised and would have been returned to the share reserve under the 2018 Plan, the number of shares of common stock underlying such awards will be available for future awards under the 2022 Plan.

Stock Compensation
Stock compensation for the periods indicated below are as follows (in thousands):

	Three Months Ended March 31
	2025	2024
RSUs	$6,073	$8,667
Stock options	446	800
Total share-based compensation	$6,519	$9,467

Stock Options
Stock options generally vest over four years and expire ten years from the date of grant. Vested stock options generally expire three months to five years after termination of employment. Stock option activity during the three months ended March 31, 2025, consisted of the following (in thousands, except for share and per share data):

	Stock options	Weighted-Average Exercise Price	Weighted-Average Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	468,722	$29.40	3.1	$1,570
Exercised	(866)	7.69
Cancelled/Forfeited/Expired	(3)	81.51
Balance as of March 31, 2025	467,853	$32.26	4.2	$219

Vested and exercisable as of March 31, 2025	462,543	$31.89	4.2	$219
There were no stock options granted during the three months ended March 31, 2025 and 2024. The total grant date fair value of stock options vested during the three months March 31, 2025 and 2024 was $0.5 million and $0.8 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was less than $0.1 million and $0.5 million, respectively.
Unrecognized stock compensation expense for unvested stock options granted and outstanding as of March 31, 2025 was $0.4 million, which will be recognized over a weighted-average period of 0.57 years.
RSUs
The Company’s RSUs are convertible into shares of the Company’s common stock upon vesting on a one-to-one basis, and generally contain time-based vesting conditions. RSUs granted to certain executives also contain market-based vesting conditions or performance-based vesting conditions. The RSUs generally vest over the service period of one to four years.
RSU activity during the three months ended March 31, 2025 was as follows:

	Total RSUs	Time-based	Performance-based	Market-based	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	839,958	539,379	113,378	187,201	$48.91
Granted	55,280	55,280	—	—	14.25
Vested(1)	(264,332)	(182,815)	(50,251)	(31,266)	81.73
Forfeited	(20,306)	(16,888)	(3,418)	—	36.65
Unvested as of March 31, 2025	610,600	394,956	59,709	155,935	$32.12

(1) Common stock has not been issued in connection with 7,190 vested RSUs because such RSUs were unsettled as of March 31, 2025.

Future share-based compensation expense for unvested RSUs as of March 31, 2025 was $12.1 million, which will be recognized over a weighted-average period of 1.38 years.
10. Income Taxes
The Company’s effective tax rate from continuing operations was 7.0% and 1.2% for the three months ended March 31, 2025 and 2024, respectively. The Company's effective tax rate for the three months ended March 31, 2025 was impacted by an $0.8 million reserve against a prior year federal net operating loss carry-back claim that may not be realized. The Company’s full valuation allowance in the United States caused the year-to-date effective tax rate to be different from the U.S. federal statutory tax rate.

11. Net Loss per Share
The Company has one class of common stock. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period using the treasury stock method or the if-converted method, if applicable. The Company’s stock options, warrants, and early exercised stock options are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders because the holders of these securities do not have a contractual right to share in the Company's losses, and their effect would be antidilutive. Therefore, the net loss for the three months ended March 31, 2025 and 2024 was attributed to common stockholders only.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except for per share data)(1):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders, basic	$(16,172)	$(18,624)
Net loss attributable to common stockholders, diluted	$(16,172)	$(18,624)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, basic	12,534	11,994
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, diluted	12,534	11,994
Net loss per share attributed to common stockholders:
Basic	$(1.29)	$(1.55)
Diluted	$(1.29)	$(1.55)
The following potentially dilutive shares (in thousands) were excluded from the calculation of diluted shares outstanding as the effect would have been anti-dilutive(1):

	Three Months Ended March 31,
	2025	2024
Warrants to purchase common stock(2)	203	219
Private Placement Warrants	492	492
Common stock subject to repurchase	7	25
Outstanding options	468	494
Restricted stock units	611	1,025
Total	1,781	2,255

(1) Amounts have been adjusted to reflect the reverse stock split that became effective on April 14, 2025. Refer to Note 2, "Summary of Significant Accounting Policies" and Note 13, "Subsequent Events" for further information about the reverse stock split.
(2)    Warrants to purchase common stock includes the December 2023 Warrants and common stock warrants. See Note 8, "Warrants", for additional information.

12. Related Party Transactions
On September 7, 2022 the Company and DBAG formed Forge Europe GmbH. DBAG is a stockholder of the Company. See Note 2, "Summary of Significant Accounting Policies" for additional information.

Forge Global Advisors LLC ("FGA"), a wholly-owned subsidiary of the Company and an investment adviser registered under the Investment Advisers Act of 1940, as amended, advises investment funds, each of which are organized as a series of Forge Investments LLC and segregated portfolio companies of Forge Investments SPC and Forge Investments II SPC (such investment funds and portfolio companies are individually and collectively referred to as “Single Asset Funds” or "SAFs"). The SAFs are each formed for the purpose of investing in securities relating to a single private company and are owned by different investors. FGA serves as the manager of the Forge Investments LLC series. The Company utilizes a third-party fund administrator to manage the Forge Investments SPC and Forge Investments II SPC SAFs. The Company has no ownership interest nor participation in the gains or losses of the SAFs. The Company does not consolidate Forge Investments LLC, Forge Investments SPC, Forge Investments II SPC, or any of the SAFs, because the Company has no direct or indirect interest in the SAFs and the amount of expenses the Company pays on behalf of the SAFs are not significant to the entities. Investors in the SAFs do not have any recourse to the assets of the Company.
While not contractually required, FGA may, at its sole discretion, absorb certain expenses on behalf of the SAFs. Audit and accounting related services are recorded in professional services in the unaudited condensed consolidated statements of operations. Professional services expenses of $0.3 million and $0.2 million were recognized in the unaudited condensed consolidated statements of operations during the three months ended March 31, 2025 and 2024, respectively.
The Company has an equity method investment in EQUIAM, LLC ("Equiam"), a data-powered venture capital manager. Equiam also engages in secondary transactions with the Company through its affiliate private investment fund in the ordinary course of business. The Company holds a 25.8% ownership of Equiam's issued and outstanding Class A units. On May 2, 2024, the Company invested $0.5 million in an unsecured convertible note and warrant offering by Equiam. The unsecured convertible note shall become due and payable after the third anniversary of the issuance date, unless converted or prepaid. The investment in the unsecured convertible note and warrant is accounted for as consideration payable to a customer under ASC 606-10-32-25. As of March 31, 2025, the unsecured convertible note had a carrying value of $0.4 million which is recorded in prepaid expenses and other current assets, as well as other assets, noncurrent, on the unaudited condensed consolidated balance sheets.

13. Subsequent Events

Reverse Stock Split

At a special meeting of stockholders held on March 27, 2025, the Company’s stockholders approved a reverse stock split of the Company’s common stock at a ratio ranging from any whole number between 1-for-3 to 1-for-50, inclusive, as determined by the Company’s board of directors in its sole discretion, subject to the board's authority to abandon such amendment.

On March 28, 2025, the board of directors approved a 1-for-15 reverse stock split ratio. On April 14, 2025, the Company filed a certificate of amendment to its certificate of incorporation (the "Charter Amendment") to effect the reverse stock split, which became effective at 12:01 a.m. Eastern Time, on April 14, 2025. As a result of the reverse stock split, every fifteen (15) shares of the Company's common stock issued or outstanding were automatically reclassified into one (1) validly issued, fully paid, and non-assessable new share of common stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. Proportional adjustments were made to the number of shares of common stock award and available for issuance under the Company's equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding stock options and other equity securities under the Company’s equity incentive plans. Additionally, all outstanding warrants were also adjusted in accordance with their terms, which resulted, among other changes to the warrant terms, in proportionate adjustments being made to the number of shares issuable upon exercise of such warrants and to the exercise prices of such warrants. The shares of common stock outstanding following the reverse stock split remain fully paid and non-assessable. The reverse stock split decreased the number of authorized shares of common stock but did not affect the number of authorized shares of the Company’s preferred stock or the par value of the common stock.

No fractional shares were issued in connection with the reverse stock split, and stockholders who would have otherwise been entitled to a fractional share received cash equal to the fair market value of the fractional share, determined by multiplying such fraction by the closing sales price of the Company's common stock as reported on the NYSE on April 11, 2025 (as adjusted to give effect to the reverse stock split).

The impact of the reverse stock split was applied retroactively for all periods presented in accordance with applicable guidance. There was no change to the respective par value per share as a result of this change.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provide information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read together with the unaudited condensed consolidated financial statements and related notes to those statements in this Report, as well as our audited consolidated financial statements and related notes to those statements included in our Annual Report on Form 10-K filed with the SEC on March 6, 2025 (the "Annual Report"). This discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, as described under the heading “Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Report.
Unless the context otherwise requires, references in this section to "Forge," the “Company,” “we,” “us,” and “our,” refer to Forge Global Holdings, Inc. and its subsidiaries.

Business Overview

Forge is committed to democratizing access to private markets through our comprehensive suite of private market solutions, including a purpose-built technology-driven platform connecting buyers and sellers of private shares with investment and custody opportunities. Our marketplace offers data, insights, and tools to help institutions and individuals confidently navigate the private market. Our Private Company Solutions ("PCS") deliver tailored solutions to private companies for their liquidity and capital formation needs. Our asset management solution enhances investment efficiency through a suite of single asset funds that invest in private companies. Our data solutions provide clients with key insights into a traditionally opaque market and drive additional participation in our marketplace and platform generally. We also provide custodial services for self-directed retirement accounts, specializing in the custody of alternative assets to our clients.

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

Key Factors Affecting our Financial Performance

In addition to growing and maintaining our client base and continuing to invest in our platform, we consider the following to be the key factors affecting our financial performance. These and other factors are discussed in more detail in the Risk Factors in our Annual Report.

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

Key Business Metrics

We monitor the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The tables below reflect period-over-period changes in our key business metrics, along with the percentage change between such periods. Percentages may not be replicated based on the rounded figures presented. We believe the following business metrics are useful in evaluating our business.
In this Report, we have introduced Custodial Client Cash as a key business metric for our custody solution as cash administration fee revenue is highly correlated to this metric. Custodial Client Cash has been provided as a metric in quarterly supplemental information furnished with the SEC since the third quarter of 2022 and was previously called Custodial Cash Balance. We have not adjusted methodology, assumptions, or otherwise changed any aspects of this metric and it is comparable to prior period presentations of Custodial Cash Balance in our quarterly supplemental information. Custodial Client Cash represents the value of cash held on behalf of clients held under our custody solution agreements. We believe that disclosing Custodial Client Cash provides investors with valuable insight into custody solution revenue as cash administration fees currently make up the majority of our custodial administration fee revenue. Cash administration fees are based on prevailing interest rates and custodial client cash balances.
We have included Custodial Client Cash balances for all periods presented to facilitate comparability and trend analysis.

	Three Months Ended			QoQ		YoY
Dollars in thousands	March 31, 2025	December 31, 2024	March 31, 2024	Change	% Change	Change	% Change
MARKETPLACE SOLUTIONS
Trades	963	646	605	317	49%	358	59%
Volume	$692,391	$298,539	$262,538	$393,852	132%	$429,853	164%
Net Take Rate	2.3%	2.8%	3.2%	(0.5)%	(19)%	(0.9)%	(28.1)%
Marketplace revenues, less transaction-based expenses	$15,831	$8,434	$8,491	$7,397	88%	$7,340	86%

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

		As of or for the Three Months Ended					QoQ		YoY
Dollars in thousands		March 31, 2025		December 31, 2024		March 31, 2024	Change	% Change	Change	% Change
CUSTODY SOLUTION
Total Custodial Accounts		2,508,443		2,376,099		2,152,777	132,344	6%	355,666	17%
Assets Under Custody		$17,635,034		$16,897,318		$16,454,323	$737,716	4%	$1,180,711	7%
Custodial Client Cash	$—	$459,685	482946.33747	$482,946	481000000	$481,000	$(23,261)	(5)%	$(21,315)	(4)%
Custodial administration fees, less transaction-based expenses		$9,273		$9,839		$10,722	$(566)	(6)%	$(1,449)	(14)%
•Total Custodial Accounts are defined as our clients’ custodial accounts that are established on our platform and billable. These relate to our Custodial Administration fees revenue stream and are an important measure of our business as the number of Total Custodial Accounts is an indicator of our future revenues from certain account maintenance and transaction fees.

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

•Custodial Client Cash is a component of Assets Under Custody representing the value of cash held on behalf of clients held under our agreements. These assets are held at various financial institutions. Our fees are earned from the administration activities we perform with respect to these balances. The amount of custodial client cash is a determining factor in our revenue.

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with GAAP, we present Adjusted EBITDA, a non-GAAP financial measure. We use Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that Adjusted EBITDA, when taken together with the corresponding GAAP financial measure, provides meaningful supplemental information regarding our performance by excluding specific financial items that have less bearing on our core operating performance. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

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

The following table reconciles net loss attributable to Forge Global Holdings, Inc. to our Adjusted EBITDA for the periods presented below:

	Three Months Ended
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Net loss attributable to Forge Global Holdings, Inc.	$(16,172)	$(15,643)	$(18,624)
Add:
Interest income	(1,042)	(1,164)	(1,709)
Provision for income taxes	1,016	294	216
Depreciation and amortization	986	1,313	1,816
Net loss attributable to noncontrolling interest	(26)	(322)	(370)
Loss on impairment of long lived assets	—	866	186
Share-based compensation expense	6,519	5,541	9,467
Change in fair value of warrant liabilities	(191)	(1,766)	(4,447)
Adjusted EBITDA	$(8,910)	$(10,881)	$(13,465)

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

Interest income

Interest income primarily includes interest income earned on our cash, cash equivalents, investments and term deposits.

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

Other income, net

Other income, net, includes realized and unrealized gains and losses in connection with investments, sublease income, and other non-operating income and expenditures.

Provision for income taxes

Provision for income taxes consists of federal, state, and foreign income taxes. We maintain a valuation allowance against deferred tax assets net of deferred tax liabilities, with the exception of certain indefinite-lived liabilities, as we have concluded it is not more likely than not that we will realize our net deferred tax assets.

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations for the interim periods presented. Percentages may not be replicated based on the rounded figures presented.

	Three Months Ended
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Total revenues, less transaction-based expenses	$25,104	$18,273	$19,213
Operating expenses:
Compensation and benefits	29,491	25,614	29,843
Other	12,082	11,358	14,380
Total operating expenses	41,573	36,972	44,223
Operating loss	(16,469)	(18,699)	(25,010)
Total interest and other income	1,287	3,028	6,232
Loss before provision for income taxes	(15,182)	(15,671)	(18,778)
Provision for income taxes	1,016	294	216
Net loss	(16,198)	(15,965)	(18,994)
Net loss attributable to noncontrolling interest	(26)	(322)	(370)
Net loss attributable to Forge Global Holdings, Inc.	$(16,172)	$(15,643)	$(18,624)

Revenue

	Three Months Ended			QoQ		YoY
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024	Change	% Change	Change	% Change
Marketplace revenue	$15,997	$8,628	$8,520	$7,369	85%	$7,477	88%
Custodial administration fees	9,299	9,961	10,722	(662)	(7)%	(1,423)	(13)%
Total revenues	25,296	18,589	19,242	6,707	36%	6,054	31%
Transaction-based expenses:
Transaction-based expenses	(192)	(316)	(29)	124	(39)%	(163)	562%
Total revenues, less transaction-based expenses	$25,104	$18,273	$19,213	$6,831	37%	$5,891	31%

Comparison of the Three Months Ended March 31, 2025 and December 31, 2024
Total revenues, less transaction-based expenses increased $6.8 million, or 37%.
Marketplace revenue increased by $7.4 million, or 85%, driven by a 132% increase in trading volume offset, in part, by a 0.5% decline in net take rate. We attribute higher trading volumes to improved market dynamics that drove a diversity of new and re-engaged interest in our platform and larger average trade sizes. Net take rate in the three months ended March 31, 2025 was lower due to large block transactions executed at lower net take rates.
Custodial administration fees decreased by $0.7 million, or 7%, driven by lower cash administration fees attributable to lower interest rates and lower custodial client cash balances. The full impact of the 50 basis point reduction in interest rates in the three months ended December 31, 2024 resulted in the majority of the decline.
Comparison of the Three Months Ended March 31, 2025 and March 31, 2024
Total revenues, less transaction-based expenses increased $5.9 million, or 31%.
Marketplace revenue increased by $7.5 million, or 88%, driven by a 59% increase in trading volume offset, in part, by a 0.90% decline in net take rate. We attribute higher trading volumes to improved market dynamics that drove a diversity of new and re-engaged interest in our platform and larger average trade sizes.

Custodial administration fees decreased by $1.4 million, or 13%, driven by lower cash administration fees attributable to lower interest rates and lower custodial client cash balances.
Operating Expenses
Compensation and benefits

	Three Months Ended			QoQ		YoY
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024	Change	% Change	Change	% Change
Salary	$13,334	$12,602	$14,436	$732	6%	$(1,102)	(8)%
Severance	1,323	1,018	436	305	30%	887	204%
Incentive compensation and other bonus	6,633	4,883	3,935	1,750	36%	2,698	69%
Share-based compensation	6,519	5,541	9,467	978	18%	(2,948)	(31)%
Benefits and other	1,682	1,572	1,570	110	7%	112	7%
Total compensation and benefits	$29,491	$25,614	$29,844	$3,877	15%	$(353)	(1)%
Comparison of the Three Months Ended March 31, 2025 and December 31, 2024
Compensation and benefits expense increased $3.9 million, or 15%.
Salary expense increased $0.7 million, or 6%, due to the impact of annual increases effective January 1, 2025 and seasonally higher payroll-related tax expense. Severance expense in the current quarter relates primarily to the Company's CFO transition while costs in the prior quarter relate primarily to actions taken to align headcount to current and future business needs.
Incentive compensation and other bonus expense increased $1.8 million primarily driven by the increase in marketplace revenue.
Share-based compensation expense increased $1.0 million primarily related to accelerated amortization in connection with the Company's CFO transition, net of forfeitures.
Comparison of the Three Months Ended March 31, 2025 and March 31, 2024
Compensation and benefits expense decreased $0.4 million, or 1%.
Salary expense decreased $1.1 million, or 8%, due to the realization of cost initiatives taken by the Company in the second half of 2024. The increase in severance expense was primarily driven by the Company's CFO transition costs.
Incentive compensation and other bonus expense increased $2.7 million primarily driven by the increase in marketplace revenue.
Share-based compensation expense decreased $2.9 million primarily related to lower amortization in connection with prior years' grants offset in part by accelerated amortization in connection with the Company's CFO transition.

Other Operating Expenses

	Three Months Ended			QoQ		YoY
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024	Change	% Change	Change	% Change
Technology and communications	$4,349	$3,587	$3,060	$762	21%	$1,289	42%
Professional services	2,332	2,148	2,217	184	9%	115	5%
General and administrative	2,254	1,384	5,062	870	63%	$(2,808)	(55)%
Advertising and market development	1,215	986	1,090	229	23%	125	11%
Depreciation and amortization	986	1,313	1,816	(327)	(25)%	$(830)	(46)%
Rent and occupancy	946	1,940	1,135	(994)	(51)%	(189)	(17)%
Total other operating expenses	$12,082	$11,358	$14,380	$724	6%	$(2,298)	(16)%
Comparison of the Three Months Ended March 31, 2025 and December 31, 2024
Other operating expenses increased $0.7 million, or 6%.
Other operating expenses in the three months ended December 31, 2024, includes a non-recurring impairment charge of $0.9 million in connection with the Company's right-of-use asset recorded in rent and occupancy expense. Excluding the non-recurring impairment charge, other operating expenses in the three months ended March 31, 2025, increased $1.6 million, or 15%.
The primary contributors to the remaining quarter over quarter increase included $0.4 million in legal fees recorded in professional services, $0.2 million in advertising and market development expenses and $0.2 million of bad debt expense, and $0.3 million of non-income business taxes recorded in general and administrative expense. Additionally, an increase of $0.5 million in third-party software engineer expense recorded in technology and communication expense reflects the Company's continuing investment in its flagship marketplace and custody solutions through the use of off-shore resources.

Comparison of the Three Months Ended March 31, 2025 and March 31, 2024
Other operating expenses decreased $2.3 million, or 16%.
Other operating expenses in the three months ended March 31, 2024, included certain non-recurring charges, including $2.8 million in legal settlement costs and a $0.2 million right-of-use asset impairment charge recorded in rent and occupancy expense. Excluding the non-recurring impairment charges, other operating expenses in the three months ended March 31, 2025 increased $0.6 million, or 6%.
The primary contributor to the remaining quarter-over-quarter increase is higher third-party software engineering costs offset by lower depreciation and amortization expense.

Total interest and other income

	Three Months Ended			QoQ		YoY
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024	Change	% Change	Change	% Change
Interest income	$1,042	$1,164	$1,709	$(122)	(10)%	$(667)	(39)%
Change in fair value of warrant liabilities	191	1,766	4,447	(1,575)	(89)%	(4,256)	(96)%
Other income, net	54	98	76	(44)	(45)%	(22)	(29)%
Total interest and other income	$1,287	$3,028	$6,232	$(1,741)	(57)%	$(4,945)	(79)%
Comparison of the Three Months Ended March 31, 2025 and December 31, 2024
Interest income declined $0.1 million driven by lower interest rates and declining cash and cash equivalent balances.

Changes in the fair value of warrant liabilities were driven by changes in key valuation assumptions including the Company's share price and share price volatility as of the valuation dates. For the three months ended March 31, 2025, the Company recognized a $0.2 million gain from warrant revaluations, in comparison to a $1.8 million gain for the three months ended December 31, 2024. See Note 3, "Fair Value Measurements" of the notes to our unaudited condensed consolidated financial statements.
Comparison of the Three Months Ended March 31, 2025 and March 31, 2024
Interest income decreased $0.7 million driven by lower interest rates and declining cash and cash equivalent balances.
Changes in the fair value of warrant liabilities were driven by changes in key valuation assumptions including the Company's share price and share price volatility as of the valuation dates. The favorable change of $0.2 million in the fair value of warrant liabilities in the current year quarter compares to the favorable change of $4.4 million in the prior year quarter.
Liquidity and Capital Resources

We have financed our operations primarily through revenue from operations and issuances of securities. Our primary requirements for liquidity and capital are to finance working capital and capital expenditures.

As of March 31, 2025, our principal sources of liquidity are our cash and cash equivalents balance of $70.5 million and investments of $21.5 million.

We believe our existing liquidity as of March 31, 2025 will be sufficient to meet our operating working capital and capital expenditure requirements for the next twelve months and the foreseeable future. Our future equity and financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform, and the expansion of sales and marketing activities. Although we currently are not a party to any financing agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.

We intend to continue to make investments in product development, sales efforts, and additional general and administrative costs in connection with operating as a public company. We expect to continue to maintain financing flexibility in the current market conditions. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

Investments

Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We invest in highly-rated debt securities that are considered held-for-trading investments with average duration in the portfolio less than 3 months and a maximum maturity of 6 months. Based on our investment positions as of March 31, 2025, a hypothetical 100 basis point increase in interest rates across all maturities would not be significant. Losses would only be realized if we sold the investments prior to maturity or in the event of a default by the issuer.

We seek to reduce credit risk through prudent asset selection, actively monitoring our investment portfolio and the underlying credit quality of our holdings. Our pre-acquisition due diligence and processes for monitoring performance include the evaluation of, among other things, credit and risk ratings.

Share Repurchase Program

In March 2025, our board of directors approved a share repurchase program of up to $10 million. No repurchases were made under the program during the three months ended March 31, 2025. Subsequent to March 31, 2025, we commenced repurchases under the share repurchase program. As of market close on May 6, 2025, we have repurchased 314,701 shares at an average price of approximately $13.15 per share and approximately $6.0 million remains available for repurchase under the share repurchase program.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in:
Operating activities	$(12,833)	$(12,375)
Investing activities	$(21,529)	$(400)
Financing activities	$(653)	$(2,076)

Operating Activities

Cash used in operating activities for the three months ended March 31, 2025 of $12.8 million was primarily driven by our net loss of $16.2 million, adjusted for non-cash charges of $8.1 million and net cash outflows of $4.7 million in connection with changes in our operating assets and liabilities. Non-cash charges primarily consist of share-based compensation, depreciation and amortization, amortization of right-of-use assets, and changes in fair value of warrant liabilities. Cash outflows in connection with changes in our operating assets and liabilities are primarily driven by payment of annual incentive compensation and higher accounts receivable, net as a result of higher revenue.

Cash used in operating activities for the three months ended March 31, 2024 of $12.4 million was primarily driven by our net loss of $19.0 million, adjusted for non-cash charges of $7.8 million and net cash outflows of $1.1 million in connection with changes in our operating assets and liabilities. Non-cash charges primarily consist of share-based compensation, depreciation and amortization, amortization of right-of-use assets, and changes in fair value of warrant liabilities. Cash outflows in connection with changes in our operating assets and liabilities were primarily driven by payment of annual incentive compensation and payments in connection with legal settlements.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2025 of $21.5 million was primarily driven by investment of excess corporate cash balances into short-term investments.

Cash used in investing activities was $0.4 million for the three months ended March 31, 2024, which consisted primarily of cash paid for leasehold improvements.

Financing Activities

Cash used in financing activities was $0.7 million and $2.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively, and relates to stock option and other equity award activities and settlements.

Contractual Obligations
Our contractual obligations have not changed materially outside of the normal course of business as disclosed in our Annual Report, except as described in Note 7, "Commitments and Contingencies," to our unaudited condensed consolidated financial statements included elsewhere in this Report.
Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider forming a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our unaudited condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our unaudited condensed consolidated financial statements.

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

We performed our annual goodwill impairment test as of October 1, 2024 and a quantitative assessment as of December 31, 2024. The Company used a qualitative assessment as of March 31, 2025. The qualitative analysis evaluated factors, including, but not limited to, economic, market and industry conditions and the overall financial performance of the reporting unit. Based on the results of our qualitative impairment assessment, we concluded that it is more likely than not that the fair value of our reporting unit sufficiently exceeded its carrying value and as such, did not require further assessment. No impairment charges were recognized during the three months ended March 31, 2025 and March 31, 2024.
There have been no other material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report.
Recent Accounting Pronouncements
See the section titled "Summary of Significant Accounting Policies" in Note 2 of the notes to our unaudited condensed consolidated financial statements in this Report.
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

Part II- Other Information

Item 1. Legal Proceedings

Information regarding legal proceedings is available in Note 7, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements in this Report.

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

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” except as follows:

As previously reported in the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on August 7, 2024, Kelly Rodriques, the Company’s Chief Executive Officer, adopted a trading plan on May 17, 2024 intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “10b5-1 Plan”). The 10b5-1 Plan provided for the potential sale of up to 40,000 shares of the Company’s common stock (after adjusting for the reverse stock split) and was set to expire on the earlier of (a) August 31, 2025, (b) when all transactions under the 10b5-1 Plan are completed, or (c) Mr. Rodriques ceasing to be an employee or director of the Company. On January 21, 2025, Mr. Rodriques terminated the 10b5-1 Plan. 20,000 shares of the Company’s common stock were sold (after adjusting for the reverse stock split) pursuant to the 10b5-1 Plan prior to the termination date.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

Exhibit Index

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1	Separation and General Release Agreement, effective February 10, 2025, by and between Mark Lee and the registrant.	10-K	10.11	March 6, 2025
10.2	Forge Global Holdings, Inc. 2025 Inducement Plan.	10-K	10.27	March 6, 2025
10.3	Form of Restricted Stock Unit Award Agreement for the Forge Global Holdings, Inc. 2025 Inducement Plan.	10-K	10.28	March 6, 2025
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

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

Forge Global Holdings, Inc.

Date: May 7, 2025	By: /s/ Kelly Rodriques
Kelly Rodriques
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2025	By: /s/ James Nevin
James Nevin
Chief Financial Officer (Principal Financial Officer)