Form 10-Q
period 2025-06-30
Forge Global Holdings, Inc.
filed 2025-08-08
CIK 1827821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

As of August 6, 2025, the registrant had 13,601,362 shares of common stock, $0.0001 par value per share, outstanding, which reflects the registrant's 1-for-15 reverse stock split that became effective on April 14, 2025.

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
•integrate, operate, and manage any acquired businesses;
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

Part I- Financial Information

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$54,310	$105,140
Restricted cash	1,138	1,116
Accounts receivable, net of allowances of $1.5 million and $1.3 million, respectively	8,119	4,706
Prepaid expenses and other current assets	10,020	8,205
Investments	26,393	—
Total current assets	$99,980	$119,167
Internal-use software, property and equipment, net	1,557	2,920
Goodwill and other intangible assets, net	126,055	126,456
Operating lease right-of-use assets	3,985	5,107
Payment-dependent notes receivable	9,604	7,412
Other assets, noncurrent	1,664	2,444
Total assets	$242,845	$263,506
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,744	1,941
Accrued compensation and benefits	13,600	13,430
Accrued expenses and other current liabilities	6,765	6,310
Operating lease liabilities, current	2,032	3,463
Total current liabilities	$25,141	$25,144
Operating lease liabilities, noncurrent	3,231	3,694
Payment-dependent notes payable	9,604	7,412
Warrant liabilities	296	192
Other liabilities, noncurrent	329	322
Total liabilities	$38,601	$36,764
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 133,333 shares authorized; 12,411 and 12,427 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Treasury stock, at cost; 10 shares as of both June 30, 2025 and December 31, 2024, respectively	(625)	(625)
Additional paid-in capital	575,676	570,606
Accumulated other comprehensive income	1,193	572
Accumulated deficit	(375,724)	(346,972)
Total Forge Global Holdings, Inc. stockholders’ equity	$200,521	$223,582
Noncontrolling Interest	3,723	3,160
Total stockholders’ equity	$204,244	$226,742
Total liabilities and stockholders’ equity	$242,845	$263,506
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Revenues:
Marketplace revenue	$18,597	$11,679	$34,594	$20,199
Custodial administration fees	9,142	10,603	18,441	21,325
Total revenues	$27,739	$22,282	$53,035	$41,524
Transaction-based expenses:
Transaction-based expenses	(155)	(256)	(347)	(285)
Total revenues, less transaction-based expenses	$27,584	$22,026	$52,688	$41,239
Operating expenses:
Compensation and benefits	27,193	28,784	56,684	58,627
Technology and communications	4,667	2,649	9,016	5,709
General and administrative	2,144	2,508	4,398	7,570
Professional services	1,204	1,605	3,536	3,822
Advertising and market development	1,528	1,243	2,743	2,333
Acquisition-related transaction costs	1,988	—	1,988	—
Depreciation and amortization	909	1,781	1,895	3,597
Rent and occupancy	786	1,107	1,732	2,242
Total operating expenses	$40,419	$39,677	$81,992	$83,900
Operating loss	$(12,835)	$(17,651)	$(29,304)	$(42,661)
Interest and other income:
Interest income	803	1,495	1,845	3,204
Change in fair value of warrant liabilities	(294)	2,280	(103)	6,727
Other income, net	76	94	130	170
Total interest and other (expense) income	$585	$3,869	$1,872	$10,101
Loss before provision for income taxes	$(12,250)	$(13,782)	$(27,432)	$(32,560)
Provision for income taxes	189	258	1,205	474
Net loss	$(12,439)	$(14,040)	$(28,637)	$(33,034)
Net income (loss) attributable to noncontrolling interest	141	(316)	115	(686)
Net loss attributable to Forge Global Holdings, Inc.	$(12,580)	$(13,724)	$(28,752)	$(32,348)
Net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	$(1.01)	$(1.13)	$(2.30)	$(2.67)
Diluted	$(1.01)	$(1.13)	$(2.30)	$(2.67)
Weighted-average shares used in computing net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	12,474	12,179	12,503	12,112
Diluted	12,474	12,179	12,503	12,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(12,439)	$(14,040)	$(28,637)	$(33,034)
Foreign currency translation adjustment	711	(76)	1,069	(331)
Comprehensive loss	(11,728)	(14,116)	(27,568)	(33,365)
Less: Comprehensive loss attributable to noncontrolling interest	453	(348)	563	(827)
Comprehensive loss attributable to Forge Global Holdings, Inc.	$(12,181)	$(13,768)	$(28,131)	$(32,538)

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock			Additional Paid-In Capital(1)	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares(1)	Amount(1)	Treasury Stock
Balance as of December 31, 2024	12,427	$1	$(625)	$570,606	$(346,972)	$572	$3,160	$226,742
Issuance of common stock upon release of restricted stock units	270	(*)	—	(*)	—	—	—	—
Tax withholding related to vesting of restricted stock units	(62)	(*)	—	(679)	—	—	—	(679)
Issuance of common stock upon exercise of vested options	3	(*)	—	25	—	—	—	25
Vesting of early exercised stock options and restricted stock awards	—	—	—	18	—	—	—	18
Stock-based compensation expense	—	—	—	6,519	—	—	—	6,519
Net loss	—	—	—	—	(16,172)	—	(26)	(16,198)
Foreign-currency translation adjustment	—	—	—	—	—	222	136	358
Balance as of March 31, 2025	12,638	$1	(625)	$576,489	$(363,144)	$794	$3,270	$216,785
Issuance of common stock upon release of restricted stock units	93	(*)	—	(*)	—	—	—	—
Tax withholding related to vesting of restricted stock units	(12)	(*)	—	(170)	—	—	—	(170)
Issuance of common stock upon exercise of vested options	7	(*)	—	48	—	—	—	48
Share buyback	(315)	(*)	—	(4,139)	—	—	—	(4,139)
Cash in lieu of fractional shares	—	—	—	(4)	—	—	—	(4)
Vesting of early exercised stock options and restricted stock awards	—	—	—	16	—	—	—	16
Stock-based compensation expense	—	—	—	3,436	—	—	—	3,436
Net loss	—	—	—	—	(12,580)	—	141	(12,439)
Foreign-currency translation adjustment	—	—	—	—	—	399	312	711
Balance as of June 30, 2025	12,411	$1	$(625)	$575,676	$(375,724)	$1,193	$3,723	$204,244

	Common Stock			Additional Paid-In Capital(1)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares(1)	Amount(1)	Treasury Stock
Balance as of December 31, 2023	11,793	$1	$(625)	$543,863	$(280,638)	$911	$4,906	$268,418
Issuance of common stock upon release of restricted stock units	258	(*)	—	(*)	—	—	—	—
Tax withholding related to vesting of restricted stock units	(72)	(*)	—	(2,302)	—	—	—	(2,302)
Issuance of common stock upon exercise of vested options	21	(*)	—	227	—	—	—	227
Repurchase of early exercised stock options	—	—	—	—	—	—	—	—
Vesting of early exercised stock options and restricted stock awards	—	—	—	36	—	—	—	36
Stock-based compensation expense	—	—	—	9,467	—	—	—	9,467
Net loss	—	—	—	—	(18,624)	—	(370)	(18,994)
Foreign-currency translation adjustment	—	—	—	—	—	(146)	(109)	(255)
Balance as of March 31, 2024	12,001	$1	$(625)	$551,291	$(299,262)	$765	$4,427	$256,597
Issuance of common stock upon release of restricted stock units	204	(*)	—	(*)	—	—	—	—
Tax withholding related to vesting of restricted stock units	(38)	(*)	—	(1,135)	—	—	—	(1,135)
Issuance of common stock upon exercise of vested options	12	(*)	—	234	—	—	—	234
Repurchase of early exercised stock options	(1)	—	—	—	—	—	—	—
Vesting of early exercised stock options and restricted stock awards	—	(*)	—	35	—	—	—	35
Stock-based compensation expense	—	—	—	7,859	—	—	—	7,859
Net loss	—	—	—	—	(13,724)	—	(316)	(14,040)
Foreign-currency translation adjustment	—	—	—	—	—	(44)	(32)	(76)
Balance as of June 30, 2024	12,178	$1	$(625)	$558,284	$(312,986)	$721	$4,079	$249,474

(*) amount less than 1
(1) Amounts have been adjusted to reflect the reverse stock split that became effective on April 14, 2025. Refer to Note 2, "Summary of Significant Accounting Policies" for further information about the reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(28,637)	$(33,034)
Adjustments to reconcile net loss to net cash used in operations:
Share-based compensation	9,955	17,326
Depreciation and amortization	1,687	3,597
Amortization of right-of-use assets	1,122	1,305
Loss on impairment of long lived assets	—	186
Allowance for doubtful accounts	269	216
Change in fair value of warrant liabilities	103	(6,727)
Other	(2)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(3,682)	(673)
Prepaid expenses and other assets	(1,017)	(4,228)
Accounts payable	824	62
Accrued expenses and other liabilities	496	(1,854)
Accrued compensation and benefits	171	(1,926)
Operating lease liabilities	(1,894)	(1,046)
Net cash used in operating activities	$(20,605)	$(26,806)
Cash flows from investing activities:
Maturity of investments and term deposits	15,207	6,559
Purchases of investments and term deposits	(41,409)	—
Purchases of property and equipment	(151)	(667)
Net cash provided by (used in) investing activities	$(26,353)	$5,892
Cash flows from financing activities:
Proceeds from exercise of options	73	461
Taxes withheld and paid related to net share settlement of equity awards	(849)	(3,437)
Share buyback	(4,139)	—
Cash paid for fractional shares related to stock split	(4)	—
Net cash used in financing activities	$(4,919)	$(2,976)

Effect of changes in currency exchange rates on cash and cash equivalents	1,069	(331)
Net decrease in cash and cash equivalents	(50,808)	(24,221)
Cash, cash equivalents and restricted cash, beginning of the period	106,256	145,785
Cash, cash equivalents and restricted cash, end of the period	$55,448	$121,564

Reconciliation of cash, cash equivalents and restricted cash to the amounts reported within the consolidated balance sheets
Cash and cash equivalents	$54,310	$120,475
Restricted cash	1,138	1,089
Total cash, cash equivalents and restricted cash, end of the period	$55,448	$121,564

Supplemental disclosures of cash flow information:
Cash paid for taxes	$669	$323
Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$—	$4,506
Vesting of early exercised stock options and restricted stock awards	34	71
Purchase of property and equipment accrued and not yet paid	—	13
Issuance of common stock upon release of restricted stock units	—	1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 Organization and Description of Business

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

2 Summary of Significant Accounting Policies
Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts on our unaudited condensed consolidated balance sheet have been reclassified to conform with our current period presentation.
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

Unaudited Interim Condensed Consolidated Financial Information

These financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024 (the “audited consolidated financial statements”) that was included in the Company’s Annual Report on Form 10-K filed on March 6, 2025, which provides a more complete discussion of the Company’s accounting policies and certain other information. In management’s opinion, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2025 and its unaudited condensed consolidated results of operations and cash flows for the three and six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025 or any other future interim or annual periods.
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

Segment Information

The Company operates as a single operating segment and reportable segment. The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating the Company’s financial performance. Accordingly, we have concluded that we consist of a single operating segment and reportable segment for accounting and financial reporting purposes. The CODM uses net income as the measure of profit or loss for purposes of assessing segment performance and deciding how to allocate resources, primarily by monitoring actual results against the forecast. As of June 30, 2025 and December 31, 2024, long-lived assets located outside of the United States were not material.
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
The Company believes the estimates and assumptions underlying the unaudited condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2025. These estimates may change as new events occur and additional information is obtained, and related financial impacts will be recognized in the Company’s unaudited condensed consolidated financial statements as soon as those events become known.
Cash, Cash Equivalents and Investments
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of bank deposit accounts, term deposits (less than 90 days), investments in money market mutual funds, and U.S. government treasury bills.
The Company's investments consist primarily of corporate debt securities and U.S. government and agency securities. These securities are classified as trading and are reported at fair value, with unrealized gains and losses reported in earnings. Purchase premiums and discounts are amortized or accreted using the effective interest method over the life of the related security and included in interest income in the unaudited condensed consolidated statements of operations. The Company also holds term deposits in excess of 90 days, which serve as backstops for certain lease arrangements.

Forge Trust Co., a non-depository South Dakota trust company and wholly-owned subsidiary, offers custodial services for individual retirement accounts ("IRA accounts") for a variety of assets, including at times, uninvested cash. Forge Trust Co. does not have any beneficial interest in client assets outside of custodial administration fees and does not use client assets for its own purposes. Total assets under custody as of June 30, 2025 and December 31, 2024 are $18.1 billion and $16.9 billion, respectively. Uninvested custodial client cash was $440.3 million and $482.9 million as of June 30, 2025 and December 31, 2024, respectively.

Goodwill and Other Intangible Assets, Net
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but tested for impairment annually on October 1, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. The Company has one operating segment and reporting unit, and therefore goodwill is tested for impairment at the entity level. The Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of the reporting unit is less than its carrying value and if so, perform a quantitative test. Events or circumstances that could indicate an impairment include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators, or competition. Potential impairment indicators may also include, but are not limited to, (i) the results of the Company’s most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, (iii) declines in the Company’s market capitalization below its book value, and the magnitude and duration of those declines, (iv) a reorganization resulting in a change to the Company’s operating segments, and (v) other macroeconomic factors, such as increases in interest rates that may affect the weighted average cost of capital or volatility in the equity and debt markets. If the Company's market capitalization continues to decline or future performance varies from current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future impairment charge. No impairment charges were recognized during the three and six months ended June 30, 2025 and June 30, 2024, respectively.

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
The Company’s exposure to credit risk associated with its contracts with holders of private company securities (“sellers”) and investors (“buyers”) (sellers and buyers collectively "counterparty" or "client") related to the transfer of private securities is measured on an individual counterparty basis. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, the Company’s exposure is monitored in light of changing counterparty and market conditions. As of June 30, 2025 and December 31, 2024, the Company did not have any material concentrations of credit risk outside the ordinary course of business.
As of June 30, 2025 and December 31, 2024, no clients accounted for more than 10% of the Company’s accounts receivable. No client accounted for more than 10% of total revenue, less transaction-based expenses, for the three and six months ended June 30, 2025 and June 30, 2024.
Revenue by Geographic Location
For the three and six months ended June 30, 2025 and 2024, revenue outside of the United States (including U.S. territories), based on client billing address, was $2.1 million, $4.3 million, $1.8 million and $3.3 million, respectively.
Warrant Liabilities

The Company recognizes certain warrant instruments as derivative liabilities in accordance with ASC 815, Derivatives and Hedging. See Note 3 "Fair Value Measurements". The Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are redeemed, exchanged, expired, or exercised. The Company will continue to adjust the warrant liabilities for changes in the fair value until the earlier of a) the exercise, exchange, or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in-capital.

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
3 Fair Value Measurements

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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$15,451	$—	$—	$15,451
Corporate debt securities	—	2,601	—	2,601
U.S. government agency bonds	—	2,305	—	2,305
Term deposits (less than 90 days)	—	7,325	—	7,325
Payment-dependent notes receivable	—	—	9,604	9,604
Investments:
Corporate debt securities	—	13,430	—	13,430
U.S. government securities	—	497	—	497
U.S. government agency bonds	—	12,466	—	12,466
Term deposits(1)	—	1,083	—	1,083
Total financial assets	$15,451	$39,707	$9,604	$64,762

Payment-dependent notes payable	$—	$—	$9,604	$9,604
December 2023 Warrants	—	30	—	30
Private Placement Warrants	—	—	266	266
Total financial liabilities	$—	$30	$9,870	$9,900

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$56,300	$—	$—	$56,300
U.S. government securities	21,482	—	—	21,482
Term deposits (less than 90 days)	—	7,306	—	7,306
Payment-dependent notes receivable	—	—	7,412	7,412
Term deposits(1)	—	1,068	—	1,068
Total financial assets	$77,782	$8,374	$7,412	$93,568

Payment-dependent notes payable	$—	$—	$7,412	$7,412
December 2023 Warrants	—	45	—	45
Private Placement Warrants	—	—	147	147
Total financial liabilities	$—	$45	$7,559	$7,604

(1) Included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

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

Private Placement Warrants

The Company classifies the Private Placement Warrants within Level 3 due to the valuation technique used to estimate fair value. A Monte Carlo simulation model was used to estimate fair value as of June 30, 2025 and December 31, 2024, respectively.

The Company estimated the fair value of the Private Placement Warrant liabilities as of June 30, 2025 and December 31, 2024, respectively, using the following key assumptions:

	As of June 30, 2025	As of December 31, 2024

Fair value of underlying securities	$19.04	$13.95
Expected term (years)	1.7	2.2
Expected volatility	95.0%	82.5%
Risk-free interest rate	3.8%	4.3%
Expected dividend yield	—%	—%

Fair value per warrant	$0.54	$0.30

The Company recorded changes in the fair value of the Private Placement Warrants as follows (in thousands):

	For the three months ended June 30		For the six months ended June 30
	2025	2024	2025	2024
Beginning Balance	$—	$3,102	$147	$4,727
Change in fair value of warrant liability(1)	266	(1,255)	118	(2,880)
Balance, June 30	$266	$1,847	$266	$1,847

(1) The change in fair value of warrant liability is recorded in the unaudited condensed consolidated statement of operations within change in fair value of warrant liabilities.

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

The following table provides a reconciliation for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2025 and 2024 (in thousands):

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2024	$7,412	7,559
Change in fair value of payment-dependent notes receivable	2,192	—
Change in fair value of Private Placement Warrants	—	118
Change in fair value of payment-dependent notes payable	—	2,192
Balance as of June 30, 2025	$9,604	$9,869

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2023	$5,593	$10,320
Change in fair value of payment-dependent notes receivable	1,165	—
Change in fair value of Private Placement Warrants	—	(2,880)
Change in fair value of payment-dependent notes payable	—	1,165
Balance as of June 30, 2024	$6,758	$8,605

.

4 Goodwill and Intangible Assets, Net
The components of goodwill and intangible assets and accumulated amortization are as follows (in thousands):

	As of June 30, 2025
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Goodwill from acquisitions	Indefinite	$120,948	$—	$120,948
Finite-lived intangible assets:
Developed technology	0.0 years	13,200	(13,200)	—
Client relationships	4.3 years	7,507	(4,864)	2,643
Launched IPR&D assets	1.3 years	960	(720)	240
Total finite-lived intangible assets		21,667	(18,784)	2,883
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total goodwill and intangible assets		$144,839	$(18,784)	$126,055

	As of December 31, 2024
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Goodwill from acquisitions	Indefinite	$120,948	$—	$120,948
Finite-lived intangible assets:
Developed technology	0.0 years	13,200	(13,200)	—
Client relationships	4.8 years	7,507	(4,559)	2,948
Launched IPR&D assets	1.8 years	960	(624)	336
Total finite-lived intangible assets		21,667	(18,383)	3,284
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total goodwill and intangible assets		$144,839	$(18,383)	$126,456
Amortization expense related to finite-lived intangible assets for the three and six months ended June 30, 2025 was $0.2 million and $0.4 million, respectively, and is included in depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations. Amortization expense related to finite-lived intangible assets for the three and six months ended June 30, 2024 was $1.0 million and $2.0 million, respectively, and is included in the depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of operations.

The table below presents estimated future amortization expense for finite-lived intangible assets as of June 30, 2025 (in thousands):

Amount
Remainder of 2025	$401
2026	754
2027	610
2028	610
2029	508
Total	$2,883
5 Leases
The Company leases real estate for office space under operating leases.
The Company has an option to extend the lease term for a period of 0.1 years to 4.3 years. Renewal options are not considered in the remaining lease term because it is not reasonably certain that the Company will exercise such option.
Operating lease expense, included in rent and occupancy in the unaudited condensed consolidated statements of operations, was as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$594	$923	$1,379	$1,706
Variable lease expense	126	97	223	201
Total operating lease expenses	$720	$1,020	$1,602	$1,907

Sublease income(1)	$137	$95	$242	$191
(1) Sublease income is included in other income in the unaudited condensed consolidated statements of operations.

The table below presents additional information related to the Company’s operating leases (in thousands):

	As of June 30, 2025	As of December 31, 2024
Weighted-average remaining lease term (in years)	4.1	4.3
Weighted-average discount rate	7.2%	7.2%

There were no right-of-use assets impairments recognized during the three and six months ended June 30, 2025. During the six months ended June 30, 2024, it was determined that office space under an existing lease would no longer be used and the associated right-of-use asset was reduced to $0 and an impairment of $0.2 million was recognized in rent and occupancy expense in the unaudited condensed consolidated statements of operations.
Future undiscounted lease payments under operating leases as of June 30, 2025 were as follows (in thousands):

	Lease Payment Obligation	Sublease Income	Net Lease Obligation
Remaining 2025	$1,796	$(87)	$1,709
2026	1,071	—	1,071
2027	1,103	—	1,103
2028	1,136	—	1,136
2029	774	—	774
Total undiscounted lease payments	$5,880	$(87)	$5,793
Less: imputed interest	(617)
Present value of future lease payments	5,263
Less: operating lease liabilities, current	2,032
Operating lease liabilities, noncurrent	$3,231

6 Commitments and Contingencies
The Company is subject to claims and lawsuits in the ordinary course of business, including arbitration, class actions and other litigation, some of which include claims for substantial or unspecified damages. The Company may also be the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. The Company reviews these matters on an ongoing basis and provides disclosures and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management’s best estimate when the Company assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If no amount within the range is considered a better estimate than any other amount, an accrual for losses is recorded based on the bottom amount of the range. The Company did not have any accrual for loss contingencies as of June 30, 2025 and December 31, 2024. The Company monitors these matters for developments that would affect the likelihood of a loss and the accrued amount, if any, and adjusts the amount as appropriate.
401(k) Plan
The Company has established a tax-qualified retirement plan under Section 401(k) of the Internal Revenue Code for all of its U.S. employees, including executive officers, who satisfy certain eligibility requirements, including requirements relating to age and length of service. The Company provides a discretionary match on 100% of employee contributions up to 2% of eligible earnings. During the three and six months ended June 30, 2025, the Company recorded 401(k) contribution expense related to the defined contribution plan of $0.3 million and $0.6 million, respectively, in compensation and benefits in the Company’s unaudited condensed consolidated statements of operations. During the three and six months ended June 30, 2024, the Company recorded 401(k) contribution expense related to the defined contribution plan of $0.3 million and $0.5 million, respectively, in compensation and benefits in the unaudited condensed consolidated statements of operations.
Non-Cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for its operating leases, software products, and services. As of June 30, 2025, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer, excluding operating lease obligations (see Note 5, "Leases," for additional information) as follows (in thousands):

Amount
Remainder of 2025	$2,853
2026	1,323
2027	727
2028	325
2029	325
Thereafter	162
Total	$5,715
Other
The Company is required to file extensive informational returns and forms to various tax authorities in connection with its custodial and trading solutions. If such filings are incomplete or untimely, the Company may be subjected to compliance fees, fines or penalties if the Company does not meet the requirements of reasonable cause, safe harbor, or other relief as may be provided by the relevant tax authorities. In May 2025, the Company resolved the self-identified informational filing matter with the Internal Revenue Service and agreed to pay an immaterial compliance fee.
7 Share-Based Compensation
The Company effected a 1-for-15 reverse stock split of all of its authorized, issued and outstanding shares of common stock on April 14, 2025. Proportional adjustments were made to the number of shares of common stock awarded and available for issuance under the Company’s equity incentive plans, as well as the exercise price and the number of shares issuable upon the exercise or conversion of the Company’s outstanding stock options and other equity securities under the Company’s equity incentive plans. See Note 2, "Summary of Significant Accounting Policies," for additional information.
2025 Inducement Plan
In March 2025, the Company adopted the 2025 Inducement Plan (the "Inducement Plan") pursuant to which the Company reserved 100,000 shares of its common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to NYSE Listed Company Manual Rule 303A.08. In July 2025, the Company amended and restated the Inducement Plan to reserve an additional 83,330 shares.

Share Repurchase Program

In March 2025, the Company's board of directors approved a share repurchase program of up to $10.0 million. The program does not obligate the Company to acquire any particular amount of its common stock, and may be modified, suspended, or terminated at any time at the Company’s discretion. The program has no expiration date. As of June 30, 2025, the Company has repurchased 314,701 shares at an average price of $13.15 per share and approximately $5.9 million remains available for repurchase under the share repurchase program.

Stock Compensation
Stock compensation for the periods indicated below are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs	$3,225	$7,083	$9,298	$15,750
Stock options	211	776	657	1,576
Total share-based compensation	$3,436	$7,859	$9,955	$17,326

RSUs
The Company’s RSUs are convertible into shares of the Company’s common stock upon vesting on a one-to-one basis, and generally contain time-based vesting conditions. RSUs granted to certain executives also contain market-based vesting conditions or performance-based vesting conditions. The RSUs generally vest over the service period of one to three years.
RSU activity during the six months ended June 30, 2025 was as follows:

	Total RSUs	Time-based	Performance-based	Market-based	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	839,958	539,379	113,378	187,201	$48.91
Granted	123,278	123,278	—	—	15.88
Vested(1)	(371,428)	(274,646)	(65,516)	(31,266)	67.56
Forfeited	(65,938)	(54,330)	(11,608)	—	35.73
Unvested as of June 30, 2025	525,870	333,681	36,254	155,935	$29.41

(1) Common stock has not been issued in connection with 25,323 vested RSUs because such RSUs were unsettled as of June 30, 2025.

Future share-based compensation expense for unvested RSUs as of June 30, 2025 was $9.7 million, which will be recognized over a weighted-average period of 1.17 years.
8 Income Taxes
The Company's effective tax rate from continuing operations was 1.5% and 4.4% for the three and six months ended June 30, 2025, respectively. The Company’s effective tax rate from continuing operations was 2.1% and 1.6% for the three and six months ended June 30, 2024, respectively. The Company's effective tax rate for the three and six months ended June 30, 2025 was impacted by an $0.8 million reserve against a prior year federal net operating loss carry-back claim that may not be realized. The Company’s full valuation allowance in the United States caused the year-to-date effective tax rate to be different from the U.S. federal statutory tax rate.
On July 4, 2025, the United States enacted into law new tax legislation, the One Big Beautiful Bill Act, ("OBBBA"). The OBBBA includes provisions modifying the corporate income tax code, including the immediate expensing of domestic research and development expenditures for tax purposes, 100% bonus depreciation for qualified assets, and reinstating favorable treatment for certain business tax items. The legislation is retroactive and effective for the 2025 tax year. The Company is still assessing the impact of the OBBBA on its federal net operating loss deferred tax assets as well as its results of operations and cash flows.

9 Net Loss per Share
The Company has one class of common stock. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period using the treasury stock method or the if-converted method, if applicable. The Company’s stock options, warrants, and early exercised stock options are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders because the holders of these securities do not have a contractual right to share in the Company's losses, and their effect would be antidilutive. Therefore, the net loss for the three and six months ended June 30, 2025 and 2024 was attributed to common stockholders only.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders, basic	$(12,580)	$(13,724)	$(28,752)	$(32,348)
Net loss attributable to common stockholders, diluted	$(12,580)	$(13,724)	$(28,752)	$(32,348)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, basic	12,474	12,179	12,503	12,112
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, diluted	12,474	12,179	12,503	12,112
Net loss per share attributed to common stockholders:
Basic	$(1.01)	$(1.13)	$(2.30)	$(2.67)
Diluted	$(1.01)	$(1.13)	$(2.30)	$(2.67)
The following potentially dilutive shares (in thousands) were excluded from the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	June 30, 2025	June 30, 2024
Warrants to purchase common stock	194	219
Private Placement Warrants	492	492
Common stock subject to repurchase	5	19
Outstanding options	462	481
Restricted stock units	526	1,041
Total	1,679	2,252
10 Related Party Transactions
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
While not contractually required, FGA may, at its sole discretion, absorb certain expenses on behalf of the SAFs. Audit and accounting related services are recorded in professional services in the unaudited condensed consolidated statements of operations. Professional services expenses of $0.4 million and $0.7 million were recognized in the unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2025. Professional services expenses of $0.3 million and $0.7 million were recognized in the unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2024.
A family member of one of the Company’s former executive officers is a portfolio manager for investment funds that engage in secondary transactions with the Company in the ordinary course of business. Such transactions became related party transactions upon the employee's appointment to executive officer in April 2023. One of such funds is also a client of the Company's data and related products. No revenue was recognized from the transactions, however the Company recorded commissions of $0.2 million for services provided for the three and six months ended June 30, 2025.
The Company also has an equity method investment in EQUIAM, LLC ("Equiam"), a data-powered venture capital manager. Equiam also engages in secondary transactions with the Company through its affiliate private investment fund in the ordinary course of business. The Company holds a 25.8% ownership of Equiam's issued and outstanding Class A units. On May 2, 2024, the Company invested $0.5 million in an unsecured convertible note and warrant offering by Equiam. The unsecured convertible note shall become due and payable after the third anniversary of the issuance date, unless converted or prepaid. The investment in the unsecured convertible note and warrant is accounted for as consideration payable to a customer under ASC 606-10-32-25. As of June 30, 2025, the unsecured convertible note had a carrying value of $0.4 million which is recorded in prepaid expenses and other current assets, as well as other assets, noncurrent, on the unaudited condensed consolidated balance sheets.

11 Subsequent Events

On July 1, 2025, the Company acquired Accuidity, LLC ("Accuidity"), a U.S. privately held asset management firm. The total consideration is comprised of $10.0 million cash and 1.2 million shares of newly issued common stock. The Company will provide the required disclosures for the acquisition in its Quarterly Report on Form 10-Q for the quarter ending September 30, 2025.
On July 1, 2025, the Company amended and restated the Inducement Plan and subsequently filed a Form S-8 with the Securities and Exchange Commission to register and make available for issuance 83,330 additional shares of the Company’s common stock under the Inducement Plan.

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

Business Overview

Forge is committed to democratizing access to private markets through our comprehensive suite of private market solutions, including a purpose-built technology-driven platform connecting buyers and sellers of private shares with investment and custody opportunities. Our marketplace offers data, insights, and tools to help institutions and individuals confidently navigate the private market. Our Private Company Solutions ("PCS") offerings deliver tailored solutions to private companies for their liquidity and capital formation needs. Our asset management solution enhances investment efficiency through a suite of single asset funds that invest in private companies. Our data solutions provide clients with key insights into a traditionally opaque market and drive additional participation in our marketplace and platform generally. We also provide custodial services for self-directed retirement accounts, specializing in the custody of alternative assets for our clients.

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

Types of Clients — The type of client may influence our revenue. Institutional and individual clients may be charged fee rates depending on different factors, including but not limited to, the size of the transaction, the demand for the underlying private company shares, or the type of custody services provided. Clients that come to our platform through third-party brokers, PCS, or partnerships may also impact revenue. The mix of clients in any given period will impact our overall revenues and take rate.

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

	Three Months Ended		QoQ		Six Months Ended		YoY
Dollars in thousands	June 30, 2025	March 31, 2025	Change	% Change	June 30, 2025	June 30, 2024	Change	% Change
MARKETPLACE SOLUTIONS
Trades	927	963	(36)	(4)%	1,890	1,436	454	32%
Volume	$756,110	$692,391	$63,719	9%	$1,448,501	$688,856	$759,645	110%
Net Take Rate	2.4%	2.3%	0.1%	4%	2.4%	2.9%	(0.5)%	(17)%
Marketplace revenues, less transaction-based expenses	$18,490	$15,831	$2,659	17%	$34,321	$19,914	$14,407	72%

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

	As of or for the Three Months Ended		QoQ		As of or for the Six Months Ended		YoY
Dollars in thousands	June 30, 2025	March 31, 2025	Change	% Change	June 30, 2025	June 30, 2024	Change	% Change
CUSTODY SOLUTIONS
Total Custodial Accounts	2,598,846	2,508,443	90,403	4%	2,598,846	2,211,108	387,738	18%
Assets Under Custody	$18,132,637	$17,635,034	$497,603	3%	$18,132,637	$16,600,408	$1,532,229	9%
Custodial Client Cash	$440,278	$459,685	$(19,407)	(4)%	$440,278	$494,972	$(54,694)	(11)%
Custodial administration fees, less transaction-based expenses	$9,094	$9,273	$(179)	(2)%	$18,367	$21,325	$(2,958)	(14)%
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

Non-GAAP Financial Measures

In addition to Forge’s financial results determined in accordance with generally accepted accounting principles in the United States of America ("GAAP"), Forge presents Adjusted EBITDA and Adjusted EPS, non-GAAP financial measures. Forge uses these non-GAAP financial measures to evaluate its ongoing operations and for internal planning and forecasting purposes. Forge believes these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding its performance by excluding specific financial items that have less bearing on its core operating performance. Forge considers Adjusted EBITDA and Adjusted EPS to be important measures because they help illustrate underlying trends in its business and historical operating performance on a more consistent basis.

However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in Forge’s industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness as a tool for comparison. A reconciliation is provided below for Adjusted EBITDA to net loss attributable to common stockholders, the most directly comparable financial measure stated in accordance with GAAP and Adjusted EPS to EPS. Investors are encouraged to review Adjusted EBITDA and Adjusted EPS and the respective reconciliations and not to rely on any single financial measure to evaluate Forge’s business.

Forge defines Adjusted EBITDA as net loss attributable to Forge Global Holdings, Inc., adjusted to exclude: (i) net loss attributable to noncontrolling interest, (ii) provision for income taxes, (iii) depreciation and amortization, (iv) share-based compensation expense, (v) interest income, (vi) change in fair value of warrant liabilities, and (vii) other significant gains, losses, and expenses such as impairments, acquisition-related transaction and reorganization costs that Forge believes are not indicative of its ongoing results.

    Forge defines Adjusted EPS as net loss attributable to Forge Global Holdings, Inc., adjusted to exclude: (i) net change in fair value of warrant liabilities and (ii) the tax effect of the adjustment at Forge’s effective tax rate from continuing operations divided by the weighted average shares outstanding for the respective periods.

The following table reconciles net loss attributable to Forge Global Holdings, Inc. to Adjusted EBITDA for the periods presented below:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Net loss attributable to Forge Global Holdings, Inc.	$(12,580)	$(16,172)	$(28,752)	$(32,348)
Add:
Interest income	(803)	(1,042)	(1,845)	(3,204)
Provision for income taxes	189	1,016	1,205	474
Depreciation and amortization	909	986	1,895	3,597
Net loss attributable to noncontrolling interest	141	(26)	115	(686)
Loss on impairment of long lived assets	—	—	—	186
Share-based compensation expense	3,436	6,519	9,955	17,326
Change in fair value of warrant liabilities	294	(191)	103	(6,727)
Acquisition-related transaction costs	1,988	—	1,988	—
Other	993	—	993	—
Adjusted EBITDA	$(5,433)	$(8,910)	$(14,343)	$(21,382)

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

The following table reconciles EPS to Adjusted EPS for the periods presented below:

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Net loss attributable to common stockholders, basic and diluted	$(12,580)	$(16,172)	$(28,752)	$(32,348)
Add:
Change in fair value of warrant liabilities	294	(191)	103	(6,727)
Income tax (expense) benefit of adjustment	(4)	13	(4)	108
Adjusted net loss attributable to common stockholders, basic and diluted	$(12,290)	$(16,350)	$(28,653)	$(38,967)
Weighted average shares - basic and diluted	12,474	12,534	12,503	12,112
EPS - basic and diluted	$(1.01)	$(1.29)	$(2.30)	$(2.67)
Adjusted EPS - basic and diluted	$(0.99)	$(1.30)	$(2.30)	$(3.22)
Amounts may not recalculate due to rounding.

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

	Three Months Ended		Six Months Ended June 30
(in thousands)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Total revenues, less transaction-based expenses	$27,584	$25,104	$52,688	$41,239
Operating expenses:
Compensation and benefits	27,193	29,491	56,684	58,627
Other	13,226	12,082	25,308	25,273
Total operating expenses	40,419	41,573	81,992	83,900
Operating loss	(12,835)	(16,469)	(29,304)	(42,661)
Total interest and other (expense) income	585	1,287	1,872	10,101
Loss before provision for income taxes	(12,250)	(15,182)	(27,432)	(32,560)
Provision for income taxes	189	1,016	1,205	474
Net loss	(12,439)	(16,198)	(28,637)	(33,034)
Net income (loss) attributable to noncontrolling interest	141	(26)	115	(686)
Net loss attributable to Forge Global Holdings, Inc.	$(12,580)	$(16,172)	$(28,752)	$(32,348)

Revenue

	Three Months Ended		QoQ		Six Months Ended June 30		YoY
(in thousands)	June 30, 2025	March 31, 2025	Change	% Change	June 30, 2025	June 30, 2024	Change	% Change
Marketplace revenue	$18,597	$15,997	$2,600	16%	$34,594	$20,199	$14,395	71%
Custodial administration fees	9,142	9,299	(157)	(2)%	18,441	21,325	(2,884)	(14)%
Total revenues	27,739	25,296	2,443	10%	53,035	41,524	11,511	28%
Transaction-based expenses:
Transaction-based expenses	(155)	(192)	37	(19)%	(347)	(285)	(62)	22%
Total revenues, less transaction-based expenses	$27,584	$25,104	$2,480	10%	$52,688	$41,239	$11,449	28%

Comparison of the Three Months Ended June 30, 2025 and March 31, 2025
Total revenues, less transaction-based expenses increased $2.5 million, or 10%.
Marketplace revenue increased by $2.6 million, or 16%, driven by a 9% increase in trading volume and a 15 basis point increase in net take rate. We attribute higher trading volumes to improved market dynamics that drove a diversity of new and re-engaged interest in our platform and larger average trade sizes.
Custodial administration fees decreased by $0.2 million, or 2%, driven by lower cash administration fees attributable to a 4% decline in custodial client cash balances.
Comparison of the Six Months Ended June 30, 2025 and June 30, 2024
Total revenues, less transaction-based expenses increased $11.4 million, or 28%.
Marketplace revenue increased by $14.4 million, or 71%, driven by a 110% increase in trading volume offset, in part, by a 52 basis point decrease in net take rate. We attribute higher trading volumes to improved market dynamics that drove a diversity of new and re-engaged interest in our platform and larger average trade sizes. Net take rate in the six months ended June 30, 2025 was lower due to large block transactions executed at lower net take rates and generally declining net take rates as trading volume increases.
Custodial administration fees decreased by $2.9 million, or 14%, driven by lower cash administration fees attributable to lower interest rates and an 11% decline in custodial client cash balances.
Operating Expenses
Compensation and benefits

	Three Months Ended		QoQ		Six Months Ended		YoY
(in thousands)	June 30, 2025	March 31, 2025	Change	% Change	June 30, 2025	June 30, 2024	Change	% Change
Salary	$13,288	$13,334	$(46)	(0.3)%	$26,622	$28,335	$(1,713)	(6)%
Incentive compensation and other bonus	7,381	6,633	748	11%	14,014	8,778	5,236	60%
Share-based compensation	3,436	6,519	(3,083)	(47)%	9,955	17,326	(7,371)	(43)%
Severance	1,212	1,323	(111)	(8)%	2,535	1,008	1,527	151%
Benefits and other	1,876	1,682	194	12%	3,558	3,180	378	12%
Total compensation and benefits	$27,193	$29,491	$(2,298)	(8)%	$56,684	$58,627	$(1,943)	(3)%
Comparison of the Three Months Ended June 30, 2025 and March 31, 2025
Compensation and benefits expense decreased $2.3 million, or 8%.
Salary expense was flat, in line with the continuing focus on cost management and hiring. Severance expense in the current quarter relates primarily to a reorganization in connection with the launch of the Company's next generation marketplace platform, while costs in the prior quarter relate primarily to the CFO transition.
Incentive compensation and other bonus expense increased $0.7 million, primarily driven by the increase in marketplace revenue.
Share-based compensation expense decreased $3.1 million. Share-based compensation expense in the current quarter includes accelerated amortization in connection with the reorganization, while costs in the prior quarter relate primarily to the CFO transition and immediately vested one-time grants to certain employees.
Comparison of the Six Months Ended June 30, 2025 and June 30, 2024
Compensation and benefits expense decreased $1.9 million, or 3%.

Salary expense decreased $1.7 million, or 6%, due to the realization of cost initiatives taken by the Company in the second half of 2024. The $1.5 million increase in severance expense was primarily driven by costs recognized in the six months ended June 30, 2025 in connection with the Company's marketplace reorganization and CFO transition.
Incentive compensation and other bonus expense increased $5.2 million primarily driven by the increase in marketplace revenue.
Share-based compensation expense decreased $7.4 million primarily related to lower amortization in connection with prior years' grants and delays in finalizing 2025 annual grants for certain executives and employees offset in part by accelerated amortization in connection with the marketplace reorganization and CFO transition. The Company expects share-based compensation to continue to decline as high grant date value awards from 2022 completely vest.

Other Operating Expenses

	Three Months Ended		QoQ		Six Months Ended		YoY
(in thousands)	June 30, 2025	March 31, 2025	Change	% Change	June 30, 2025	June 30, 2024	Change	% Change
Technology and communications	$4,667	$4,349	$318	7%	$9,016	$5,709	$3,307	58%
General and administrative	2,144	2,254	(110)	(5)%	4,398	7,570	(3,172)	(42)%
Professional services	1,204	2,332	(1,128)	(48)%	3,536	3,822	(286)	(7)%
Advertising and market development	1,528	1,215	313	26%	2,743	2,333	410	18%
Acquisition-related transaction costs	1,988	—	1,988	n/m	1,988	—	1,988	n/m
Depreciation and amortization	909	986	(77)	(8)%	1,895	3,597	(1,702)	(47)%
Rent and occupancy	786	946	(160)	(17)%	1,732	2,242	(510)	(23)%
Total other operating expenses	$13,226	$12,082	$1,144	9%	$25,308	$25,273	$35	0.1%
n/m not meaningful

Comparison of the Three Months Ended June 30, 2025 and March 31, 2025
Other operating expenses increased $1.1 million, or 9%.
The primary contributors to the quarter over quarter increase relate to acquisition-related expenses in connection with the Accuidity acquisition, which closed on July 1, 2025, higher advertising and marketing spend for client acquisition and new product launch, and increased third-party software engineer expense recorded in technology and communication expense reflecting the Company's continuing investment in its flagship marketplace and custody solutions through the use of off-shore resources. These increases were offset by other cost reductions in line with the Company's continued focus on expense management and control.

Comparison of the Six Months Ended June 30, 2025 and June 30, 2024
Other operating expenses were flat for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Acquisition-related costs in connection with the Accuidity acquisition that closed on July 1, 2025, higher advertising and market development expenses and higher technology and communication expense for offshore third party software engineers were offset by lower depreciation and amortization, rent and occupancy and professional services expenses.

Other operating expenses in the six months ended June 30, 2024, also included certain non-recurring charges, including $2.8 million in legal settlement costs recorded in general and miscellaneous expense and a $0.2 million right-of-use asset impairment charge recorded in rent and occupancy expense.

Total interest and other income

	Three Months Ended		QoQ		Six Months Ended		YoY
(in thousands)	June 30, 2025	March 31, 2025	Change	% Change	June 30, 2025	June 30, 2024	Change	% Change
Interest income	$803	$1,042	$(239)	(23)%	$1,845	$3,204	$(1,359)	(42)%
Change in fair value of warrant liabilities	(294)	191	(485)	(254)%	(103)	6,727	(6,830)	(102)%
Other income, net	76	54	22	41%	130	170	(40)	(23)%
Total interest and other (expense) income	$585	$1,287	$(702)	(55)%	$1,872	$10,101	$(8,229)	(81)%
Comparison of the Three Months Ended June 30, 2025 and March 31, 2025
Interest income declined $0.2 million driven by lower investment yields and declining cash and cash equivalent balances.
Changes in the fair value of warrant liabilities were driven by changes in key valuation assumptions including the Company's share price and share price volatility as of the valuation dates. For the three months ended June 30, 2025, the Company recognized a $0.3 million loss from warrant revaluations, in comparison to a $0.2 million gain for the three months ended March 31, 2025. See Note 3, "Fair Value Measurements" of the notes to our unaudited condensed consolidated financial statements.
Comparison of the Six Months Ended June 30, 2025 and June 30, 2024
Interest income decreased $1.4 million driven by lower investment yields and declining cash and cash equivalent balances.
Changes in the fair value of warrant liabilities were driven by changes in key valuation assumptions including the Company's share price and share price volatility as of the valuation dates. The unfavorable change of $0.1 million in the fair value of warrant liabilities in the current year compares to the favorable change of $6.7 million in the prior year.
Liquidity and Capital Resources

We have financed our operations primarily through revenue from operations and issuances of securities. Our primary requirements for liquidity and capital are to finance working capital and capital expenditures.

As of June 30, 2025, our principal sources of liquidity are our cash and cash equivalents balance of $54.3 million and investments of $26.4 million.

We believe our existing liquidity as of June 30, 2025 will be sufficient to meet our operating working capital and capital expenditure requirements for the next twelve months and the foreseeable future. Our future equity and financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform, and the expansion of sales and marketing activities. Although we currently are not a party to any financing agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.

We intend to continue to make investments in product development, sales efforts, and additional general and administrative costs in connection with operating as a public company. We expect to continue to maintain financing flexibility in the current market conditions. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

Investments

Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We invest in highly-rated debt securities that are considered held-for-trading investments with average duration in the portfolio of less than 3 months and a maximum maturity of 6 months. Based on our investment positions as of June 30, 2025, a hypothetical 100 basis point increase in interest rates across all maturities would not be significant. Losses would only be realized if we sold the investments prior to maturity or in the event of a default by the issuer.

We seek to reduce credit risk through prudent asset selection, actively monitoring our investment portfolio and the underlying credit quality of our holdings. Our pre-acquisition due diligence and processes for monitoring performance include the evaluation of, among other things, credit and risk ratings.

Share Repurchase Program

In March 2025, our board of directors approved a share repurchase program of up to $10.0 million. During the three and six months ended June 30, 2025, we have repurchased 314,701 shares at an average price of approximately $13.15 per share and approximately $5.9 million remains available for repurchase under the share repurchase program.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in:
Operating activities	$(20,605)	$(26,806)
Investing activities	$(26,353)	$5,892
Financing activities	$(4,919)	$(2,976)

Operating Activities

Cash used in operating activities for the six months ended June 30, 2025 of $20.6 million was primarily driven by our net loss of $28.6 million, adjusted for non-cash charges of $13.1 million and net cash outflows of $5.1 million in connection with changes in our operating assets and liabilities. Non-cash charges primarily consist of share-based compensation, depreciation and amortization, amortization of right-of-use assets, and changes in fair value of warrant liabilities. Cash outflows in connection with changes in our operating assets and liabilities are primarily driven by payment of annual incentive compensation and higher accounts receivable, net as a result of higher revenue.

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

Investing Activities

Cash used in investing activities for the six months ended June 30, 2025 of $26.4 million was primarily driven by investment of excess corporate cash balances into short-term investments.

Cash provided by investing activities was $5.9 million for the six months ended June 30, 2024, which consisted primarily of cash received for the maturity of term deposits.

Financing Activities

Cash used in financing activities was $4.9 million and $3.0 million for the six months ended June 30, 2025 and June 30, 2024, respectively, and relates to share repurchases and stock option and other equity award activities and settlements.

Contractual Obligations
Our contractual obligations have not changed materially outside of the normal course of business as disclosed in our Annual Report, except as described in Note 6, "Commitments and Contingencies," to our unaudited condensed consolidated financial statements included elsewhere in this Report.
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

We performed our annual goodwill impairment test as of October 1, 2024 and a quantitative assessment as of December 31, 2024. The Company used a qualitative assessment as of June 30, 2025. The qualitative analysis evaluated factors, including, but not limited to, economic, market and industry conditions and the overall financial performance of the reporting unit. Based on the results of our qualitative impairment assessment, we concluded that it is more likely than not that the fair value of our reporting unit sufficiently exceeded its carrying value and as such, did not require further assessment. No impairment charges were recognized during the six months ended June 30, 2025 and June 30, 2024.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting disclosed below, our disclosure controls and procedures were not effective as of June 30, 2025.

After giving full consideration to the material weakness, and the additional analyses and other procedures the Company performed to ensure the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with GAAP, management has concluded that the unaudited condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. The Company is in the process of developing and implementing a remediation plan for the material weakness, which is described below.

Material Weakness in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, under the oversight of the Audit Committee of our Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2025 due to the material weakness in internal control over financial reporting, described below.

Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to the issuance of our earnings press release for the fiscal quarter ended June 30, 2025, management identified a material weakness in internal control over the calculation of fair value of warrant liabilities. Our controls over valuation of warrant liabilities were not sufficiently designed to capture the effect of changes in the number of warrants outstanding when calculating the fair value of warrant liabilities as of the end of the reporting period and our analysis of fluctuations during the period were not sufficiently designed to identify the error. These control deficiencies were the result of our risk assessment not identifying the risks associated with new, unusual or significant transactions and designing controls to address such risks.

Management concluded that the item noted above constituted a material weakness in its internal control over financial reporting as of June 30, 2025.

The error resulting from this material weakness did not cause material misstatements in previously issued annual or interim consolidated financial statements. The error was corrected prior to the issuance of the Company’s unaudited condensed consolidated financial statements as of June 30, 2025, and for the three and six months then ended. If not remediated timely, the deficiency described above could result in a material misstatement to the future annual or interim consolidated financial statements.

Management’s Plan to Remediate the Material Weakness

The Company is committed to remediating the material weakness in a timely manner. We plan to design and implement controls to ensure new, unusual or significant transaction risks are addressed, including the following remediation actions:

•Reconciliation and review control requirements over the number of outstanding warrants at each valuation date;
•Controls related to its monthly and quarterly analysis of valuation inputs and assumptions to enhance the precision of its analytical reviews to assess whether the impact of new, significant or unusual transactions are properly reflected in the financial statements; and
•Incorporating an accounting and disclosure risk assessment process and control for the Company's review of new, unusual or significant transactions and their related accounting and disclosure impacts.

While the Company believes these efforts will improve its internal controls and address the underlying cause of the material weakness, the material weakness will not be remediated until the remediation plan has been fully implemented and Management has concluded that the improvements added to the current control environment are operating effectively for a sufficient period of time. The Company cannot be certain that the steps being taken will be sufficient to remediate the control deficiencies that led to the material weakness in internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, the Company cannot be certain that all material weaknesses in our internal control over financial reporting have been identified, or that in the future it will not have additional material weaknesses in its internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the material weakness discussed above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II- Other Information

Item 1. Legal Proceedings

Information regarding legal proceedings is available in Note 6, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements in this Report.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously described in the section titled "Item 1A. Risk Factors" in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended June 30, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2) (in millions)
April 1, 2025 to April 30, 2025	264,701	$13.11	264,701	$6,529,770
May 1, 2025 to May 31, 2025	50,000	$13.36	50,000	$5,861,770
June 1, 2025 to June 30, 2025	—	—	—	$—
Total	314,701	$13.15	314,701

(1)Average price paid per share excludes broker commissions and fees.
(2)In March 2025, the Company's board of directors authorized the repurchase of up to $10.0 million in shares of our common stock. For additional information, refer to Note 2, "Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements in this Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

Exhibit Index

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1*§	Agreement and Plan of Merger, dated July 1, 2025, among the Company, Accuidity, LLC, and the other parties thereto.	Filed herewith
3.1	Certificate of Amendment to the Certificate of Incorporation of Forge Global Holdings, Inc.	8-K	3.1	April 14, 2025
10.1	Consulting Agreement, effective April 25, 2025, by and between Larry Leibowitz and the registrant.	Filed herewith
10.2	Separation and General Release Agreement, effective May 2, 2025, by and between Jennifer Phillips and the registrant.	Filed herewith
10.3	Consulting Agreement, dated June 10, 2025, by and between Jennifer Phillips and the registrant.	Filed herewith
10.4	Outside Director Compensation Policy, as amended on June 19, 2025	Filed herewith
10.5	Amended and Restated Forge Global Holdings, Inc. 2025 Inducement Plan.	S-8	99.1	July 15, 2025
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

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

§ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted information upon request by the SEC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Forge Global Holdings, Inc.

Date: August 7, 2025	By: /s/ Kelly Rodriques
Kelly Rodriques
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By: /s/ James Nevin
James Nevin
Chief Financial Officer (Principal Financial Officer)