Form 10-Q
period 2025-09-30
Forge Global Holdings, Inc.
filed 2025-11-13
CIK 1827821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the registrant had 13,756,621 shares of common stock, $0.0001 par value per share, outstanding.

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
•anticipate the impact of new tax laws that would apply to our business
•successfully defend litigation;
•consummate the proposed transaction with The Charles Schwab Corporation and Ember-Falcon Merger Sub, Inc.;
•avoid or address events, changes or other circumstances that could give rise to the termination of the Schwab Merger Agreement (as defined in this Report);
•obtain our stockholders’ approval of the proposed transaction;
•obtain necessary regulatory approvals on anticipated terms and timing;
•satisfy the other closing conditions to the proposed transaction in a timely manner;
•resolve or mitigate any potential litigation brought in connection with the proposed transaction;
•manage financial-community and rating-agency perceptions of the Company, our business, operations, financial condition and the industry;
•limit disruption of management time from ongoing business operations due to the proposed transaction;
•retain customers, retain and hire key personnel and maintain relationships with suppliers and partners, and manage effects on operating results and our businesses generally, arising from the announcement, pendency, or completion of the proposed transaction; and
•manage the potential impact of general economic, political and market factors on the parties to the proposed transaction or the proposed transaction.

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

Part I- Financial Information

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$32,294	$105,140
Restricted cash	1,150	1,116
Investments	28,379	—
Accounts receivable, net of allowances of $1.5 million and $1.3 million, respectively	8,080	4,706
Prepaid expenses and other current assets	8,387	8,205
Total current assets	$78,290	$119,167
Internal-use software, property and equipment, net	1,074	2,920
Goodwill and other intangible assets, net	158,246	126,456
Operating lease right-of-use assets	3,667	5,107
Payment-dependent notes receivable	9,442	7,412
Other assets, noncurrent	1,309	2,444
Total assets	$252,028	$263,506
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,261	1,941
Accrued compensation and benefits	14,873	13,430
Accrued expenses and other current liabilities	8,432	6,310
Operating lease liabilities, current	1,511	3,463
Contingent consideration, current	3,632	—
Total current liabilities	$30,709	$25,144
Operating lease liabilities, noncurrent	3,023	3,694
Contingent consideration, noncurrent	2,180	—
Payment-dependent notes payable	9,442	7,412
Warrant liabilities	113	192
Other liabilities, noncurrent	161	322
Total liabilities	$45,628	$36,764
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 133,333 shares authorized; 13,701 and 12,427 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Treasury stock, at cost; 10 shares as of both September 30, 2025 and December 31, 2024, respectively	(625)	(625)
Additional paid-in capital	595,960	570,606
Accumulated other comprehensive income	1,255	572
Accumulated deficit	(393,947)	(346,972)
Total Forge Global Holdings, Inc. stockholders’ equity	$202,644	$223,582
Noncontrolling interest	3,756	3,160
Total stockholders’ equity	$206,400	$226,742
Total liabilities and stockholders’ equity	$252,028	$263,506
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Marketplace revenue	$12,162	$8,713	$46,756	$28,912
Custodial administration fees	9,098	10,503	27,539	31,828
Total revenues	$21,260	$19,216	$74,295	$60,740
Transaction-based expenses:
Transaction-based expenses	(288)	(73)	(635)	(358)
Total revenues, less transaction-based expenses	$20,972	$19,143	$73,660	$60,382
Operating expenses:
Compensation and benefits	26,396	28,750	83,080	87,377
Technology and communications	5,903	3,185	14,919	8,894
General and administrative	4,049	1,877	8,447	9,447
Professional services	1,933	2,435	5,468	6,257
Advertising and market development	1,261	1,015	4,004	3,348
Depreciation and amortization	1,002	1,748	2,897	5,345
Rent and occupancy	723	1,036	2,456	3,278
Acquisition-related transaction costs	254	—	2,242	—
Total operating expenses	$41,521	$40,046	$123,513	$123,946
Operating loss	$(20,549)	$(20,903)	$(49,853)	$(63,564)
Interest and other income:
Interest income	609	1,307	2,454	4,511
Change in fair value of warrant liabilities	182	931	79	7,659
Change in fair value of contingent consideration	211	—	211	—
Other income, net	41	119	171	288
Total interest and other income	$1,043	$2,357	$2,915	$12,458
Loss before provision for income taxes	$(19,506)	$(18,546)	$(46,938)	$(51,106)
Provision for income taxes	(1,296)	298	(91)	772
Net loss	$(18,210)	$(18,844)	$(46,847)	$(51,878)
Net income (loss) attributable to noncontrolling interest	13	(502)	128	(1,188)
Net loss attributable to Forge Global Holdings, Inc.	$(18,223)	$(18,342)	$(46,975)	$(50,690)
Net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	$(1.37)	$(1.49)	$(3.67)	$(4.17)
Diluted	$(1.37)	$(1.49)	$(3.67)	$(4.17)
Weighted-average shares used in computing net loss per share attributable to Forge Global Holdings, Inc. common stockholders:
Basic	13,341	12,277	12,785	12,151
Diluted	13,341	12,277	12,785	12,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(18,210)	$(18,844)	$(46,847)	$(51,878)
Foreign currency translation adjustment	82	388	1,151	57
Comprehensive loss	(18,128)	(18,456)	(45,696)	(51,821)
Less: Comprehensive loss attributable to noncontrolling interest	33	(326)	596	(1,153)
Comprehensive loss attributable to Forge Global Holdings, Inc.	$(18,161)	$(18,130)	$(46,292)	$(50,668)

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock			Additional Paid-In Capital(1)	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares(1)	Amount(1)	Treasury Stock
Balance as of December 31, 2024	12,427	$1	$(625)	$570,606	$(346,972)	$572	$3,160	$226,742
Issuance of common stock upon release of restricted stock units	270	(*)	—	(*)	—	—	—	—
Tax withholding related to vesting of restricted stock units	(62)	(*)	—	(679)	—	—	—	(679)
Issuance of common stock upon exercise of vested options	3	(*)	—	25	—	—	—	25
Vesting of early exercised stock options and restricted stock awards	—	—	—	18	—	—	—	18
Stock-based compensation expense	—	—	—	6,519	—	—	—	6,519
Net loss	—	—	—	—	(16,172)	—	(26)	(16,198)
Foreign-currency translation adjustment	—	—	—	—	—	222	136	358
Balance as of March 31, 2025	12,638	$1	(625)	$576,489	$(363,144)	$794	$3,270	$216,785
Issuance of common stock upon release of restricted stock units	93	(*)	—	(*)	—	—	—	—
Tax withholding related to vesting of restricted stock units	(12)	(*)	—	(170)	—	—	—	(170)
Issuance of common stock upon exercise of vested options	7	(*)	—	48	—	—	—	48
Share buyback	(315)	(*)	—	(4,139)	—	—	—	(4,139)
Cash in lieu of fractional shares	—	—	—	(4)	—	—	—	(4)
Vesting of early exercised stock options and restricted stock awards	—	—	—	16	—	—	—	16
Stock-based compensation expense	—	—	—	3,436	—	—	—	3,436
Net loss	—	—	—	—	(12,580)	—	141	(12,439)
Foreign-currency translation adjustment	—	—	—	—	—	399	312	711
Balance as of June 30, 2025	12,411	$1	$(625)	$575,676	$(375,724)	$1,193	$3,723	$204,244
Issuance of common stock upon release of restricted stock units	140	(*)	—	(*)	—	—	—	—
Tax withholding related to vesting of restricted stock units	(11)	(*)	—	(212)	—	—	—	(212)
Issuance of common stock upon exercise of vested options	11	(*)	—	87	—	—	—	87

Shares issued in connection with Accuidity acquisition	1,150	(*)	—	15,375	—	—	—	15,375
Vesting of early exercised stock options and restricted stock awards	—	—	—	17	—	—	—	17
Stock-based compensation expense	—	—	—	5,017	—	—	—	5,017
Net loss	—	—	—	—	(18,223)	—	13	(18,210)
Foreign-currency translation adjustment	—	—	—	—	—	62	20	82
Balance as of September 30, 2025	13,701	$1	$(625)	$595,960	$(393,947)	$1,255	$3,756	$206,400

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock			Additional Paid-In Capital(1)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares(1)	Amount(1)	Treasury Stock
Balance as of December 31, 2023	11,793	$1	$(625)	$543,863	$(280,638)	$911	$4,906	$268,418
Issuance of common stock upon release of restricted stock units	258	(*)	—	(*)	—	—	—	—
Tax withholding related to vesting of restricted stock units	(72)	(*)	—	(2,302)	—	—	—	(2,302)
Issuance of common stock upon exercise of vested options	21	(*)	—	227	—	—	—	227
Vesting of early exercised stock options and restricted stock awards	—	—	—	36	—	—	—	36
Stock-based compensation expense	—	—	—	9,467	—	—	—	9,467
Net loss	—	—	—	—	(18,624)	—	(370)	(18,994)
Foreign-currency translation adjustment	—	—	—	—	—	(146)	(109)	(255)
Balance as of March 31, 2024	12,001	$1	$(625)	$551,291	$(299,262)	$765	$4,427	$256,597
Issuance of common stock upon release of restricted stock units	204	(*)	—	(*)	—	—	—	—
Tax withholding related to vesting of restricted stock units	(38)	(*)	—	(1,135)	—	—	—	(1,135)
Issuance of common stock upon exercise of vested options	12	(*)	—	234	—	—	—	234
Repurchase of early exercised stock options	(1)	—	—	—	—	—	—	—
Vesting of early exercised stock options and restricted stock awards	—	(*)	—	35	—	—	—	35
Stock-based compensation expense	—	—	—	7,859	—	—	—	7,859
Net loss	—	—	—	—	(13,724)	—	(316)	(14,040)
Foreign-currency translation adjustment	—	—	—	—	—	(44)	(32)	(76)
Balance as of June 30, 2024	12,178	$1	$(625)	$558,284	$(312,986)	$721	$4,079	$249,474
Issuance of common stock upon release of restricted stock units	129	(*)	$—	(*)	$—	$—	$—	$—
Tax withholding related to vesting of restricted stock units	(21)	(*)	$—	$(406)	$—	$—	$—	$(406)
Issuance of common stock upon exercise of vested options	2	(*)	$—	$12	$—	$—	$—	$12
Vesting of early exercised stock options and restricted stock awards	—	$—	$—	$35	$—	$—	$—	$35

Stock-based compensation expense	—	$—	$—	$7,622	$—	$—	$—	$7,622
Net loss	—	$—	$—	$—	$(18,342)	$—	$(502)	$(18,844)
Foreign-currency translation adjustment	—	$—	$—	$—	$—	$212	$176	$388
Balance as of September 30, 2024	12,288	$1	$(625)	$565,547	$(331,328)	$933	$3,753	$238,281

(*) amount less than 1
(1) Amounts have been adjusted to reflect the reverse stock split that became effective on April 14, 2025. Refer to Note 2, "Summary of Significant Accounting Policies" for further information about the reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE GLOBAL HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(46,847)	$(51,878)
Adjustments to reconcile net loss to net cash used in operations:
Share-based compensation	14,972	24,948
Depreciation and amortization	2,582	5,345
Amortization of right-of-use assets	1,542	1,975
Loss on impairment of long lived assets	—	186
Write-down of escrow receivable	1,081	—
Loss contingency	1,168	—
Allowance for doubtful accounts	291	250
Change in fair value of warrant liabilities	(79)	(7,659)
Change in fair value of contingent consideration	(211)	—
Other	2	(10)
Changes in operating assets and liabilities:
Accounts receivable	(4,752)	(1,139)
Prepaid expenses and other assets	465	(2,179)
Accounts payable	125	(58)
Accrued expenses and other liabilities	(1,018)	(931)
Accrued compensation and benefits	1,443	302
Operating lease liabilities	(2,723)	(1,785)
Net cash used in operating activities	$(31,959)	$(32,633)
Cash flows from investing activities:
Acquisition of Accuidity, net of cash acquired	(9,207)	—
Maturity of investments and term deposits	32,711	6,559
Purchases of investments and term deposits	(60,266)	—
Purchases of property and equipment	(198)	(792)
Capitalized internal-use software development costs	—	(48)
Net cash (used in) provided by investing activities	$(36,960)	$5,719
Cash flows from financing activities:
Proceeds from exercise of options	160	473
Taxes withheld and paid related to net share settlement of equity awards	(1,061)	(3,843)
Share buyback	(4,139)	—
Cash paid for fractional shares related to stock split	(4)	—
Net cash used in financing activities	$(5,044)	$(3,370)

Effect of changes in currency exchange rates on cash and cash equivalents	1,151	57
Net decrease in cash and cash equivalents	(72,812)	(30,227)
Cash, cash equivalents and restricted cash, beginning of the period	106,256	145,784
Cash, cash equivalents and restricted cash, end of the period	$33,444	$115,557

	Nine Months Ended September 30,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash to the amounts reported within the consolidated balance sheets
Cash and cash equivalents	$32,294	$114,454
Restricted cash	1,150	1,103
Total cash, cash equivalents and restricted cash, end of the period	$33,444	$115,557

Supplemental disclosures of cash flow information:
Cash paid for taxes	$669	$519
Supplemental disclosure of non-cash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$102	$4,506
Vesting of early exercised stock options and restricted stock awards	51	107
Capitalized internal-use software development costs accrued and not yet paid	—	117
Common stock issued in connection with Accuidity acquisition	15,375	—
Contingent consideration in connection with Accuidity acquisition	6,023	—

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

Acquisition of Accuidity LLC

On July 1, 2025, the Company acquired all equity interests in Accuidity, LLC (“Accuidity”), a Delaware-based specialized asset management firm focused on private market investing through institutional index funds, single issuer investment vehicles, and early-stage venture funds. The acquisition represents an important step in advancing Forge's strategy to expand access to private market investments. By combining Accuidity's investment strategies and sourcing network with Forge's data, technology, and distribution capabilities, the Company expects to develop a broader and more scalable range of private market products to meet increasing demand from institutional and individual investors.

The acquisition was completed through a two-step merger in a simultaneous sign and close transaction. Pursuant to that certain Agreement and Plan of Merger, dated as of July 1, 2025, by and among the Company, Accuidity, Margo Merger Sub I, LLC, a Delaware limited liability company and a wholly owned indirect subsidiary of the Company (“Merger Sub I”) and Margo Merger Sub II, LLC, a Delaware limited liability company and a wholly owned indirect subsidiary of the Company (“Merger Sub II”) and Kostka LLC, a New York limited liability company, solely in its capacity as representative of the securityholders of Accuidity (the "Accuidity Merger Agreement"), (i) Merger Sub I merged with and into Accuidity, with Accuidity surviving the merger as a wholly owned indirect subsidiary of the Company (the “Surviving Company”, and such merger, the “First Merger”) and (ii) the Surviving Company merged with and into Merger Sub II, with Merger Sub II surviving the merger (the “Surviving Entity” and such merger, the “Second Merger”, and collectively with the First Merger, the “Acquisition”).

The Accuidity Merger Agreement provided for consideration for the Acquisition of $10.0 million in cash (subject to customary adjustments) (the “Adjusted Cash Consideration”) and 1,150,000 shares of the Company's common stock (the “Closing Stock Consideration”) issued in a private placement transaction (a portion of which are subject to forfeiture and transfer restrictions). The portion of Closing Stock Consideration subject to service-based vesting conditions met the criteria to be classified as compensation and is excluded from the purchase consideration and will be accounted for as stock-based compensation over the vesting period. Additional information is provided in Note 7, "Share-Based Compensation". In addition, the Company may be obligated to issue post-closing earn-out consideration ranging from zero up to a maximum of 1,000,000 additional shares of the Company's common stock issuable upon the achievement of certain regulatory and performance-related milestones through the end of 2027 (the “Earnout Stock Consideration”). The Earnout Stock Consideration is classified as contingent consideration recorded at fair value at the acquisition date and included in the total consideration transferred for the Acquisition. The contingent consideration was valued at $6.0 million as of the acquisition date and will be subsequently measured at fair value on a quarterly basis with changes in fair value recorded in changes in fair value of contingent consideration.
Acquisition-related costs were $0.3 million and $2.2 million, which were recorded in acquisition-related transaction costs in the condensed consolidated statements of operations during the three and nine months ended September 30, 2025.

The total purchase price consisted of the following components (in thousands):

Total consideration:
Cash consideration - upfront	$7,258
Holdbacks:
Indemnity escrow	2,250
Other	278
Total holdbacks	2,528
Total cash consideration	9,786
Common stock consideration	15,375
Contingent consideration	6,023
Working capital adjustments, net	(9)
Total fair value of purchase price	$31,175

The table below summarizes the allocation of the purchase price to the fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets Acquired
Current assets:
Cash	$404
Prepaid expenses and other current assets	43
Total current assets	447
Intangible assets, net	6,650
Total assets acquired	$7,097
Liabilities Assumed
Current liabilities:
Accounts payable	$36
Accrued expenses	1,898
Total current liabilities	1,934
Total liabilities assumed	$1,934
Net assets acquired	$5,163

Total consideration	$31,175

Goodwill	$26,012

These fair values were based on management’s estimates and assumptions; however, the amounts indicated above are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Accordingly, there may be adjustments to the assigned values of acquired assets and liabilities assumed. The final determination of acquisition date fair values and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP. During the current reporting period, the Company has not recognized any adjustments to the fair value of assets acquired and liabilities assumed, other than working capital.

The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to expected synergies from the combination of operations, including enhanced distribution, increased scale, and new client relationships.

Intangible Assets

The following are preliminarily identified intangible assets and estimated lives over which intangible assets are expected to be amortized (in thousands):

	Estimated Useful Life	Amortization Method	Fair Value
Investment management contracts	10 years	straight-line	$1,800
Customer relationships	4 years	straight-line	2,800
Investment strategies	10 years	straight-line	1,600
Trade name portfolio	10 years	straight-line	450
Total intangible assets			$6,650

Intangible assets are recognized apart from goodwill whenever an acquired intangible asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset or liability. Accuidity’s intangible assets consist of investment management contracts, customer relationships, investment strategies and trade name portfolios, which are amortized using the straight-line method over periods of 4 to 10 years.
Investment management contracts

Investment management contracts were acquired as part of the acquisition, consisting of advisory agreements related to certain funds. These contracts grant legally enforceable rights to earn Assets Under Management (“AUM”)-based management and performance fees. The fair value of the investment management contracts was based on the multi-period excess earnings method (“MPEEM”), incorporating assumptions related to AUM growth, inflows/outflows, and fee structures. Investment management contracts will be amortized over an estimated useful life of 10 years using the straight-line depreciation method.

Customer relationships

Customer relationships were acquired as part of the acquisition, consisting of existing investor and co-investor relationships arising from prior fund participations and direct co-investments. These relationships provide the ability to generate fee income on future new-money transactions. The fair value of the customer relationships was based on the MPEEM, including assumptions related to follow-on investment rates, attrition, and fee generation. Customer relationships will be amortized over an estimated useful life of 4 years using the straight-line depreciation method.

Investment strategies

Investment strategies were acquired as part of the acquisition, consisting of proprietary strategies associated with the Megacorn Fund that transform a private market index into an investable, fee-generating product. The fair value of the investment strategies was based on the relief-from-royalty method, including assumptions related to forecast revenue and comparable royalty rates. Investment strategies will be amortized over an estimated useful life of 10 years using the straight-line depreciation method.

Trade name portfolio

The trade name portfolio was acquired as part of the acquisition, consisting primarily of rights to the “Megacorn” trade name. The fair value of the trade name portfolio was based on the relief-from-royalty method, including assumptions related to forecast revenue and comparable royalty rates. Trade name portfolio will be amortized over an estimated useful life of 10 years using the straight-line depreciation method.

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined revenues and loss before provision for income taxes for the three and nine months ended September 30, 2025 and 2024 prepared as if the acquisition had been consummated on January 1, 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025 (1)	2024	2025	2024
Revenues, net of transaction-based expenses
As Reported	$20,972	$19,143	$73,660	$60,382
Pro Forma	$20,972	$19,552	$76,557	$61,915

Loss before provision for income taxes
As Reported	$(19,506)	$(18,546)	$(46,938)	$(51,106)
Pro Forma	$(19,506)	$(19,892)	$(48,425)	$(54,900)
(1) The results of Accuidity's operations have been included in the Company's consolidated statements of operations from July 1, 2025 through the quarter ended September 30, 2025, and represent less than $0.1 million of revenue, net of transaction-related expenses and $1.9 million of net loss before provision for income taxes.

The unaudited supplemental pro forma financial information reflects, among others, recurring adjustments for the elimination of related-party transactions, recognition of compensation expense in connection with certain acquisition related employment agreements, amortization of acquisition related intangibles and closing stock consideration subject to service-based vesting conditions. The unaudited supplemental pro forma financial information also includes non-recurring acquisition-related transaction costs of $0.3 million and $3.0 million in the three and nine months ended September 30, 2025, respectively. The unaudited supplemental pro forma financial information has not been adjusted to reflect all conforming of accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition occurred on January 1, 2024, the beginning of the earliest period presented.

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
Accuidity LLC ("Accuidity") is a wholly-owned subsidiary of the Company and a Delaware-based specialized asset management firm focused on private market investing through institutional index funds, single issuer investment vehicles, and early-stage venture funds. The funds are organized as a series SPVs of Accuidity Fund LP and Accuidity Venture LLC. The funds are each formed for the purpose of investing in specific portfolio private companies. Accuidity serves as the manager of Accuidity Fund LP series and Accuidity Venture LLC series. The SPVs qualify as Variable Interest Entities ("VIEs") under ASC 810-10-15-14 because the equity holders lack the power to direct the activities that most significantly affect the entities’ economic performance. Accuidity LLC has the power to direct the activities that most significantly impact the VIE’s economic performance, however; it does not bear the obligation to absorb losses or the right to receive benefits that are significant and is not the primary beneficiary. Accuidity LLC does not consolidate Accuidity Fund LP, Accuidity Venture LLC or the SPVs.

The Company has a majority ownership interest in Forge Europe GmbH ("Forge Europe") and accounts for Forge Europe as a fully consolidated subsidiary. The remaining interest, held by Deutsche Börse Aktiengesellschaft ("DBAG"), is reported as a noncontrolling interest in the unaudited condensed consolidated financial statements. DBAG is a related party of the Company.
There have been no changes to the Company's significant accounting policies described in the audited consolidated financial statements for the year ended December 31, 2024, that have had a material impact on these unaudited condensed consolidated financial statements and related notes other than those noted below.

Unaudited Interim Condensed Consolidated Financial Information

These financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024 (the “audited consolidated financial statements”) that was included in the Company’s Annual Report on Form 10-K filed on March 6, 2025, which provides a more complete discussion of the Company’s accounting policies and certain other information. In management’s opinion, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2025 and its unaudited condensed consolidated results of operations and cash flows for the three and nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025 or any other future interim or annual periods.

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

Segment Information

The Company operates as a single operating segment and reportable segment. The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating the Company’s financial performance. Accordingly, we have concluded that we consist of a single operating segment and reportable segment for accounting and financial reporting purposes. The CODM uses net income as the measure of profit or loss for purposes of assessing segment performance and deciding how to allocate resources, primarily by monitoring actual results against the forecast. As of September 30, 2025 and December 31, 2024, long-lived assets located outside of the United States were not material.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, collectability of accounts receivable, the fair value of financial assets and liabilities, the fair value of acquired assets in a business combination, the fair value of contingent consideration, the useful lives of acquired intangible assets and property and equipment, the impairment of long-lived assets and goodwill, the fair value of warrants, equity awards and share-based compensation expenses, including the derived service period for the awards containing market-based vesting conditions, and the valuation of deferred tax assets. These estimates are inherently subjective in nature and, therefore, actual results may differ from the Company’s estimates and assumptions. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. Further, the Company applies judgment in determining whether, directly or indirectly, it has a controlling financial interest in the SAFs, in order to conclude whether any of the SAFs must be consolidated.
The Company believes the estimates and assumptions underlying the unaudited condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2025. These estimates may change as new events occur and additional information is obtained, and related financial impacts will be recognized in the Company’s unaudited condensed consolidated financial statements as soon as those events become known.
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

Forge Trust Co. does not have any beneficial interest in client assets outside of custodial administration fees and does not use client assets for its own purposes. Total assets under custody as of September 30, 2025 and December 31, 2024 are $18.4 billion and $16.9 billion, respectively. Uninvested custodial client cash was $454.4 million and $482.9 million as of September 30, 2025 and December 31, 2024, respectively.

Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. The purchase price is allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their fair values at the date of acquisition. Any excess of the amount paid over the fair values of the identifiable net assets acquired is allocated to goodwill. The estimate of fair value of assets and liabilities requires the use of significant assumptions and estimates. Estimates include, but are not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates are based on assumptions that management believes to be reasonable; however, actual results may differ from these estimates.

The Company has entered into a contingent earn-out arrangement that was determined to be part of the purchase consideration in connection with the business acquisition. The Company classified the arrangement as a liability at the time of the acquisition, as the arrangement has elements of fixed payouts by issuing a variable number of shares. The liability will be remeasured at fair value each subsequent reporting period until settled with changes recognized in "Interest and Other Income" in the accompanying unaudited condensed consolidated statements of operations. See Note 1, "Organization and Description of Business" for additional information.

Transaction costs associated with business combinations are generally expensed as incurred.

Goodwill and Other Intangible Assets, Net
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but tested for impairment annually on October 1, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. The Company has one operating segment and reporting unit, and therefore goodwill is tested for impairment at the entity level. The Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of the reporting unit is less than its carrying value and if so, perform a quantitative test. Events or circumstances that could indicate an impairment include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators, or competition. Potential impairment indicators may also include, but are not limited to, (i) the results of the Company’s most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, (iii) declines in the Company’s market capitalization below its book value, and the magnitude and duration of those declines, (iv) a reorganization resulting in a change to the Company’s operating segments, and (v) other macroeconomic factors, such as increases in interest rates that may affect the weighted average cost of capital or volatility in the equity and debt markets. If the Company's market capitalization continues to decline or future performance varies from current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future impairment charge. No impairment charges were recognized during the three and nine months ended September 30, 2025 and September 30, 2024, respectively.

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

The Company’s exposure to credit risk associated with its contracts with holders of private company securities (“sellers”) and investors (“buyers”) (sellers and buyers collectively "counterparty" or "client") related to the transfer of private securities is measured on an individual counterparty basis. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, the Company’s exposure is monitored in light of changing counterparty and market conditions. As of September 30, 2025 and December 31, 2024, the Company did not have any material concentrations of credit risk outside the ordinary course of business.
As of September 30, 2025 and December 31, 2024, no clients accounted for more than 10% of the Company’s accounts receivable. No client accounted for more than 10% of total revenue, less transaction-based expenses, for the three and nine months ended September 30, 2025 and September 30, 2024.
Revenue by Geographic Location
For the three and nine months ended September 30, 2025 and 2024, revenue outside of the United States (including U.S. territories), based on client billing address, was $2.2 million, $6.4 million, $1.1 million and $4.3 million, respectively.
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
Recent Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. The new standard requires entities to consider whether significant development uncertainty has been resolved before starting to capitalize software costs and aligns disclosure requirements with ASC 360, Property, Plant, and Equipment. The ASU is effective for annual and interim reporting periods beginning after December 15, 2027, and can be applied prospectively, retrospectively, or using a modified transition method, with early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company's Consolidated Financial Statements.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$4,710	$—	$—	$4,710
Corporate debt securities	—	559	—	559
Term deposits (less than 90 days)	—	7,636	—	7,636
Payment-dependent notes receivable	—	—	9,442	9,442
Investments:
Corporate debt securities	—	10,390	—	10,390
U.S. government securities	—	6,115	—	6,115
U.S. government agency bonds	—	11,874	—	11,874
Term deposits(1)	—	1,092	—	1,092
Total financial assets	$4,710	$37,666	$9,442	$51,818

Payment-dependent notes payable	$—	$—	$9,442	$9,442
December 2023 Warrants	—	—	—	—
Private Placement Warrants	—	—	113	113
Contingent consideration	—	—	5,812	5,812
Total financial liabilities	$—	$—	$15,367	$15,367

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$56,300	$—	$—	$56,300
U.S. government securities	21,482	—	—	21,482
Term deposits (less than 90 days)	—	7,306	—	7,306
Payment-dependent notes receivable	—	—	7,412	7,412
Term deposits(1)	—	1,068	—	1,068
Total financial assets	$77,782	$8,374	$7,412	$93,568

Payment-dependent notes payable	$—	$—	$7,412	$7,412
December 2023 Warrants	—	45	—	45
Private Placement Warrants	—	—	147	147
Total financial liabilities	$—	$45	$7,559	$7,604

(1) Included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

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

Private Placement Warrants

The Company classifies the Private Placement Warrants within Level 3 due to the valuation technique used to estimate fair value. A Monte Carlo simulation model was used to estimate fair value as of September 30, 2025 and December 31, 2024, respectively.

The Company estimated the fair value of the Private Placement Warrant liabilities as of September 30, 2025 and December 31, 2024, respectively, using the following key assumptions:

	As of September 30, 2025	As of December 31, 2024

Fair value of underlying securities	$16.90	$13.95
Expected term (years)	1.5	2.2
Expected volatility	92.5%	82.5%
Risk-free interest rate	3.6%	4.3%
Expected dividend yield	—%	—%

Fair value per warrant	$0.23	$0.30

The Company recorded changes in the fair value of the Private Placement Warrants as follows (in thousands):

	For the Three months ended September 30,		For the Nine months ended September 30,
	2025	2024	2025	2024
Beginning Balance	$266	$1,847	$147	$4,727
Change in fair value of warrant liability(1)	(153)	(517)	(34)	(3,397)
Balance, September 30	$113	$1,330	$113	$1,330

(1) The change in fair value of warrant liability is recorded in the unaudited condensed consolidated statement of operations within change in fair value of warrant liabilities.

Contingent Consideration

The Company has recognized contingent consideration in connection with the Accuidity acquisition which closed on July 1, 2025. The Company classifies contingent consideration within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs in the valuation. The fair value was estimated using a Monte Carlo simulation model.
The Company estimated the fair value of the contingent liability as of September 30, 2025 using the following key assumptions:

As of September 30, 2025

Fair value of underlying securities	$16.90
Expected term (years)	2.3
Expected volatility	90.7%
Risk-free interest rate	3.6%
Probability of threshold achievement	90.0%
The Company recorded changes in the fair value of Contingent Consideration as follows (in thousands):

	For the Three months ended September 30,		For the Nine months ended September 30,
	2025	2024	2025	2024
Beginning Balance	$—	$—	$—	$—
Issuance of contingent consideration	6,023	—	6,023	—
Change in fair value of contingent consideration(1)	(211)	—	(211)	—
Balance, September 30	$5,812	$—	$5,812	$—
(1) The change in fair value of contingent consideration is recorded in "Interest and Other Income" in the unaudited condensed consolidated statement of operations.
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
The following table provides a reconciliation for all financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2025 and 2024 (in thousands):

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2024	$7,412	7,559
Change in fair value of payment-dependent notes receivable	2,030	—
Change in fair value of Private Placement Warrants	—	(34)
Issuance of contingent consideration	—	6,023
Change in fair value of contingent consideration	—	(211)
Change in fair value of payment-dependent notes payable	—	2,030
Balance as of September 30, 2025	$9,442	$15,367

	Total Level 3 Financial Assets	Total Level 3 Financial Liabilities
Balance as of December 31, 2023	$5,593	$10,320
Change in fair value of payment-dependent notes receivable	1,843	—
Change in fair value of Private Placement Warrants	—	(3,397)
Change in fair value of payment-dependent notes payable	—	1,843
Balance as of September 30, 2024	$7,436	$8,766

4 Goodwill and Intangible Assets, Net
The components of goodwill and intangible assets and accumulated amortization are as follows (in thousands):

	As of September 30, 2025
	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
Goodwill from acquisitions(1)	Indefinite	$146,960	$—	$146,960
Finite-lived intangible assets:
Developed technology	0.0 years	13,200	(13,200)	—
Client relationships (2)	4.1 years	7,507	(5,016)	2,491
Launched IPR&D assets	1.0 year	960	(768)	192
Investment management contracts (3)	9.8 years	1,800	(45)	1,755
Co-investor relationships (3)	3.8 years	2,800	(175)	2,625
Proprietary strategies (3)	9.8 years	1,600	(40)	1,560
Trade name (3)	9.8 years	450	(11)	439
Total finite-lived intangible assets		28,317	(19,255)	9,062
Indefinite-lived intangible assets:
Trade name - website domain	Indefinite	2,224	—	2,224
Total infinite-lived intangible assets		2,224	—	2,224
Total goodwill and intangible assets		$177,501	$(19,255)	$158,246

(1) Goodwill increased by $26.0 million as a result of the Accuidity acquisition. See Note 1, "Organization and Description of Business" for additional information.
(2) Recognized in connection with 2019 acquisition of Forge Trust Co.
(3) Recognized in connection with the Accuidity acquisition. See Note 1, "Organization and Description of Business" for additional information.

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

Amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2025 was $0.5 million and $0.9 million, respectively, and is included in depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations. Amortization expense related to finite-lived intangible assets for the three and nine months ended September 30, 2024 was $1.0 million and $2.9 million, respectively, and is included in the depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of operations.

The table below presents estimated future amortization expense for finite-lived intangible assets as of September 30, 2025 (in thousands):

Amount
Remainder of 2025	$471
2026	1,839
2027	1,695
2028	1,695
2029	1,243
Thereafter	2,119
Total	$9,062
5 Leases
The Company leases real estate for office space under operating leases.
The Company has an option to extend the lease term for a period of 0.1 years to 4.3 years. Renewal options are not considered in the remaining lease term because it is not reasonably certain that the Company will exercise such option. On September 29, 2025 the Company elected to extend the lease term for office space in California for a period of 1 month, as a result, the ROU asset has been remeasured and increased by $0.1 million. On October 14, 2025 the Company entered into a new lease that will commence on February 1, 2026. See Note 11, "Subsequent Events" for additional information.
Operating lease expense, included in rent and occupancy in the unaudited condensed consolidated statements of operations, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$576	$898	$1,955	$2,604
Variable lease expense	77	96	300	298
Total operating lease expenses	$653	$994	$2,255	$2,902

Sublease income(1)	$55	$95	$297	$286
(1) Sublease income is included in other income in the unaudited condensed consolidated statements of operations.

The table below presents additional information related to the Company’s operating leases (in thousands):

	As of September 30, 2025	As of December 31, 2024
Weighted-average remaining lease term (in years)	4.0	4.3
Weighted-average discount rate	7.2%	7.2%

There were no right-of-use assets impairments recognized during the three and nine months ended September 30, 2025. During the nine months ended September 30, 2024, it was determined that office space under an existing lease would no longer be used and the associated right-of-use asset was reduced to $0 and an impairment of $0.2 million was recognized in rent and occupancy expense in the unaudited condensed consolidated statements of operations.
Future undiscounted lease payments under operating leases as of September 30, 2025 were as follows (in thousands):

	Lease Payment Obligation	Sublease Income	Net Lease Obligation
Remaining 2025	$874	$(29)	$845
2026	1,171	—	1,171
2027	1,101	—	1,101
2028	1,134	—	1,134
2029	868	—	868
Total undiscounted lease payments	$5,148	$(29)	$5,119
Less: imputed interest	614
Present value of future lease payments	4,534
Less: operating lease liabilities, current	1,511
Operating lease liabilities, noncurrent	$3,023

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
Additionally, the Company may be involved in various other claims and legal proceedings outside the ordinary course of business. Current other claims relate to employee-related matters, the nature of which the outcome cannot be predicted. Based on current information, any potential liabilities, individually and in the aggregate, are not expected to have a material impact on the results of operations, financial condition or cash flows of the Company.

401(k) Plan
The Company has established a tax-qualified retirement plan under Section 401(k) of the Internal Revenue Code for all of its U.S. employees, including executive officers, who satisfy certain eligibility requirements, including requirements relating to age and length of service. The Company provides a discretionary match on 100% of employee contributions up to 2% of eligible earnings. During the three and nine months ended September 30, 2025, the Company recorded 401(k) contribution expense related to the defined contribution plan of $0.1 million and $0.7 million, respectively, in compensation and benefits in the Company’s unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company recorded 401(k) contribution expense related to the defined contribution plan of

$0.3 million and $0.8 million, respectively, in compensation and benefits in the unaudited condensed consolidated statements of operations.
Non-Cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties mainly for its operating leases, software products, and services. As of September 30, 2025, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer, excluding operating lease obligations (see Note 5, "Leases," for additional information) as follows (in thousands):

Amount
Remainder of 2025	$2,345
2026	1,416
2027	727
2028	325
2029	325
Thereafter	162
Total	$5,300
In September 2025, the Company determined that it no longer requires the services under two noncancelable service contracts. Although the Company remains contractually obligated to pay the remaining fees under both agreements, it does not expect to derive future economic benefit from the services. Accordingly, the Company recognized a loss contingency of $1.2 million representing the unavoidable costs of fulfilling the remaining contractual obligations.

Other
The Company is required to file extensive informational returns and forms to various tax authorities in connection with its custodial and trading solutions. If such filings are incomplete or untimely, the Company may be subjected to compliance fees, fines or penalties if the Company does not meet the requirements of reasonable cause, safe harbor, or other relief as may be provided by the relevant tax authorities. In May 2025, the Company resolved a self-identified informational filing matter with the Internal Revenue Service and agreed to pay an immaterial compliance fee.
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

Share Repurchase Program

In March 2025, the Company's board of directors approved a share repurchase program of up to $10.0 million. The program does not obligate the Company to acquire any particular amount of its common stock, and may be modified, suspended, or terminated at any time at the Company’s discretion. The program has no expiration date. As of September 30, 2025, the Company has repurchased 314,701 shares at an average price of $13.15 per share and approximately $5.9 million remains available for repurchase under the share repurchase program.

Stock Compensation
Stock compensation for the periods indicated below are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs	$4,537	$6,524	$13,835	$22,275
Stock options	94	1,098	751	2,673
RSAs	386	—	386	—
Total share-based compensation	$5,017	$7,622	$14,972	$24,948

RSUs
The Company’s RSUs are convertible into shares of the Company’s common stock upon vesting on a one-to-one basis, and generally contain time-based vesting conditions. RSUs granted to certain executives also contain market-based vesting conditions or performance-based vesting conditions. The RSUs generally vest over the service period of one to three years.
RSU activity during the nine months ended September 30, 2025 was as follows:

	Total RSUs	Time-based	Performance-based	Market-based	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	839,958	539,379	113,378	187,201	$48.91
Granted	534,700	344,037	119,464	71,199	17.32
Vested(1)	(493,004)	(385,631)	(76,107)	(31,266)	57.95
Forfeited	(226,789)	(59,246)	(11,608)	(155,935)	30.93
Unvested as of September 30, 2025	654,865	438,539	145,127	71,199	$22.36

(1) Common stock has not been issued in connection with 6,763 vested RSUs because such RSUs were unsettled as of September 30, 2025.

Future share-based compensation expense for unvested RSUs as of September 30, 2025 was $12.1 million, which will be recognized over a weighted-average period of 1.38 years.
RSAs

The Company issued restricted stock "RSAs" as part of the July 1, 2025 acquisition of Accuidity. A portion of the restricted stock issued to selling shareholders that are employees of the Company and include a service-based vesting condition are classified as compensation and amortized over the vesting period on a straight-line basis. Future share-based compensation expense for unvested RSAs as of September 30, 2025 was $5.7 million, which will be recognized over a weighted-average period of 2.75 years.

8 Income Taxes
The Company's effective tax rate from continuing operations was 6.7% and 0.2%for the three and nine months ended September 30, 2025, respectively. The Company’s effective tax rate from continuing operations was 1.4% and 1.5% for the three and nine months ended September 30, 2024, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2025 was impacted by the acquisition of Accuidity resulting in a deferred tax liability of $1.67 million to be utilize against deferred tax assets in the Company's valuation allowance analysis. The effective-tax rate for the nine months ended September 30, 2025 was also impacted by an $0.8 million write-off a prior year federal net operating loss carry-back claim that will not be realized. The Company’s full valuation allowance in the United States caused the year-to-date effective tax rate to be different from the U.S. federal statutory tax rate.
On July 4, 2025, the United States enacted into law new tax legislation, the One Big Beautiful Bill Act, ("OBBBA"). The OBBBA includes provisions modifying the corporate income tax code, including the immediate expensing of domestic research and development expenditures for tax purposes, 100% bonus depreciation for qualified assets, and reinstating favorable treatment for certain business tax items. The legislation is retroactive and effective for the 2025 tax year. The Company is still assessing the elections it will make and the impact of the OBBBA on its federal net operating loss deferred tax assets as well as its results of operations and cash flows.

9 Net Loss per Share
The Company has one class of common stock. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period using the treasury stock method or the if-converted method, if applicable. The Company’s stock options, warrants, and early exercised stock options are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders because the holders of these securities do not have a contractual right to share in the Company's losses, and their effect would be antidilutive. Therefore, the net loss for the three and nine months ended September 30, 2025 and 2024 was attributed to common stockholders only.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders, basic	$(18,223)	$(18,342)	$(46,975)	$(50,690)
Net loss attributable to common stockholders, diluted	$(18,223)	$(18,342)	$(46,975)	$(50,690)
Denominator:
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, basic	13,341	12,277	12,785	12,151
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, diluted	13,341	12,277	12,785	12,151
Net loss per share attributed to common stockholders:
Basic	$(1.37)	$(1.49)	$(3.67)	$(4.17)
Diluted	$(1.37)	$(1.49)	$(3.67)	$(4.17)

The following potentially dilutive shares (in thousands) were excluded from the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	September 30, 2025	September 30, 2024
Warrants to purchase common stock(1)	194	219
Private Placement Warrants	492	492
Common stock subject to repurchase	3	14
Outstanding options	445	479
Restricted stock units	655	975
Total	1,789	2,180
(1) Warrants to purchase common stock consist of 175 liability-classified warrants at an exercise price of $59.65 set to expire in November 2025 and 19 equity-classified warrants at an exercise price of $59.65 set to expire in October 2030. The equity-classified warrants will automatically convert to shares of common stock for no consideration upon a change in control.
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
While not contractually required, FGA may, at its sole discretion, absorb certain expenses on behalf of the SAFs. Audit and accounting related services are recorded in professional services in the unaudited condensed consolidated statements of operations. Professional services expenses of $0.2 million and $0.9 million were recognized in the unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2025. Professional services expenses of $0.2 million and $0.6 million were recognized in the unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2024.
Accuidity LLC ("Accuidity") is a wholly-owned subsidiary of the Company and a Delaware-based specialized asset management firm focused on private market investing through institutional index funds, single issuer investment vehicles, and early-stage venture funds. The funds are organized as a series SPVs of Accuidity Fund LP and Accuidity Venture LLC. The funds are each formed for the purpose of investing in specific portfolio private companies. Accuidity serves as the manager of Accuidity Fund LP series and Accuidity Venture LLC series. Accuidity LLC does not consolidate Accuidity Fund LP, Accuidity Venture LLC or the SPVs. The amount of expenses the Company pays on behalf of the SAFs are not significant to the entities.
Certain members of senior management hold ownership interests of approximately 50% in a fund managed by the Company. As a result, the Company and the fund are considered related parties. Fees earned from managing the fund were not material for the periods presented.
A family member of one of the Company’s former executive officers is a portfolio manager for investment funds that engage in secondary transactions with the Company in the ordinary course of business. Such transactions became related party transactions upon the employee's appointment to executive officer in April 2023. One of such funds is also a client of the Company's data and related products. No revenue was recognized from the transactions, however the Company recorded commissions of $0.1 million and $0.3 million for services provided for the three and nine months ended September 30, 2025.
The Company also has an equity method investment in EQUIAM, LLC ("Equiam"), a data-powered venture capital manager. Equiam also engages in secondary transactions with the Company through its affiliate private investment fund in the ordinary course of business. The Company holds a 25.2% ownership of Equiam's issued and outstanding Class A units. On May 2, 2024, the Company invested $0.5 million in an unsecured convertible note and warrant offering by Equiam. The unsecured convertible note shall become due and payable after the third anniversary of the issuance date, unless converted or prepaid. The investment in the unsecured convertible note and warrant is accounted for as consideration payable to a customer under ASC 606-10-32-25. As of September 30, 2025, the unsecured convertible note had a carrying value of $0.2 million which is recorded in prepaid expenses and other current assets, as well as other assets, noncurrent, on the unaudited condensed consolidated balance sheets.

11 Subsequent Events

On October 14, 2025, the Company entered into a lease agreement for the premises located at Four Embarcadero Center, San Francisco California, following the expiration of its sublease. The new lease has a term of five years and four months, commencing on February 1, 2026 and expiring on May 31, 2031. The annual base rent is approximately $2.0 million, with a security deposit of $0.7 million. In addition to the base rent, the Company is responsible for its proportionate share of the building's operating expenses, including property taxes and additional rent. This lease agreement was executed after the reporting date and is not reflected in the accompanying financial statements as of September 30, 2025.
On November 5, 2025, the Company entered into an Agreement and Plan of Merger (the "Schwab Merger Agreement") by and among the Company, The Charles Schwab Corporation, a Delaware corporation (“Schwab”), and Ember-Falcon Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Schwab (“Merger Sub”), pursuant to which, among other things, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Schwab, on the terms and subject to the conditions set forth in the Schwab Merger Agreement. Under the terms of the Schwab Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) each outstanding share of Company common stock, par value $0.0001 per share (the "Shares") that is owned by (A) Schwab, Merger Sub, the Company or any wholly owned subsidiary of Schwab or the Company (in each case, not held on behalf of third parties) and (B) the holders of Shares who have duly demanded appraisal pursuant to Section 262 of the Delaware General Corporation Law ("DGCL") and have not effectively withdrawn or otherwise waived or lost such right to appraisal under Section 262 of the DGCL (the “Dissenting Shares”), in each case will cease to be outstanding, will be cancelled without payment of any consideration therefor and will cease to exist (subject to any rights any holder of Dissenting Shares may have pursuant to the terms of the Schwab Merger Agreement with respect to such Dissenting Shares) and (ii) each other Share issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $45.00 in cash, without interest. The Merger is expected to close in the first half of 2026, subject to customary closing conditions, including receipt of approval of the Company's stockholders and customary regulatory approvals for a transaction of this type. The Company will continue to operate independently until the transaction closes. No adjustments have been made to the accompanying unaudited consolidated financial statements as a result of the Schwab Merger Agreement.

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

Recent Developments

On November 5, 2025, the Company entered into an Agreement and Plan of Merger (the "Schwab Merger Agreement") by and among the Company, The Charles Schwab Corporation, a Delaware corporation ("Schwab"), and Ember-Falcon Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Schwab (“Merger Sub”), pursuant to which, among other things, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Schwab, on the terms and subject to the conditions set forth in the Schwab Merger Agreement. Pursuant to the Schwab Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) each share of common stock of the Company, par value $0.0001 per share (the “Shares”) that is owned by (A) Schwab, Merger Sub, the Company or any wholly owned subsidiary of Schwab or the Company (in each case, not held on behalf of third parties) and (B) the holders of Shares who have duly demanded appraisal pursuant to Section 262 of the Delaware General Corporation Law ("DGCL") and have not effectively withdrawn or otherwise waived or lost such right to appraisal under Section 262 of the DGCL (the “Dissenting Shares”), in each case will cease to be outstanding, will be cancelled without payment of any consideration therefor and will cease to exist (subject to any rights any holder of Dissenting Shares may have pursuant to the terms of the Schwab Merger Agreement with respect to such Dissenting Shares) and (ii) each other Share issued and outstanding immediately prior to the Effective Time will be converted into the right to receive an amount in cash equal to $45.00, without interest. The Merger is expected to combine Schwab's industry-leading suite of wealth, advisory and investment management solutions with the Company's ability to offer direct and indirect opportunities to participate in the private markets to redefine private market access.
Each outstanding Company stock option will be cancelled in exchange for the right to receive an amount in cash equal to the excess, if any, of $45.00 per share over the option exercise price. Each outstanding Company time-based restricted stock unit ("RSU"), performance based restricted stock unit ("PSU"), and restricted Company share ("RSA") will be assumed and converted into a Schwab restricted stock unit (a "Schwab RSU") or restricted share (a "Schwab RSA"), as applicable (with PSUs converting based on the higher of target performance and actual performance). As converted, the Schwab RSUs and Schwab RSAs will be denominated in a number of shares of common stock of Schwab based upon an equity award exchange ratio that is equal to $45.00 divided by the average, rounded to the nearest one ten thousandth, of the closing-sale prices of shares Schwab common stock for the five full trading days ending on (and including) the trading day preceding the closing date.. Each Schwab RSU and Schwab RSA will continue to be governed by the same terms and conditions as were applicable to RSU and RSA, as applicable, prior to closing, except that the vesting of a Schwab RSU may be accelerated upon a severance-qualifying termination during the 12-month period subsequent to the closing date and Schwab RSUs corresponding to PSUs will no longer be subject to performance based vesting conditions.
The merger is expected to close in the first half of 2026, subject to the satisfaction of customary closing conditions, including receipt of approval of the Company's stockholders and customary regulatory approvals for a transaction of this type. The Company believes that existing cash balances will be sufficient to fund merger-related costs as well as ongoing operating requirements through the closing date.

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

Types of Clients — The type of client may influence our revenue. Institutional and individual clients may be charged fee rates depending on different factors, including but not limited to, the size of the transaction, the demand for the underlying private company shares, or the type of custody services provided. Clients that come to our platform through third-

party brokers, PCS, or partnerships may also impact revenue. The mix of clients in any given period will impact our overall revenues and take rate.

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

	Three Months Ended		Nine Months Ended		Change
Dollars in thousands	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024	QoQ	YoY
MARKETPLACE SOLUTIONS
Trades	875	927	2,765	2,116	(52)	649
Volume	$423,315	$756,110	$1,871,816	$1,026,931	$(332,795)	$844,885
Net Take Rate	2.8%	2.4%	2.5%	2.8%	0.4%	(0.3)%
Marketplace revenues, less transaction-based expenses	$11,898	$18,490	$46,219	$28,554	$(6,592)	$17,665

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

	As of or for the Three Months Ended		As of or for the Nine Months Ended		Change
Dollars in thousands	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024	QoQ	YoY
CUSTODY SOLUTIONS
Total Custodial Accounts	2,703,045	2,598,846	2,703,045	2,281,976	104,199	421,069
Assets Under Custody	$18,447,670	$18,132,637	$18,447,670	$16,620,450	$315,033	$1,827,220
Custodial Client Cash	$454,385	$440,278	$454,385	$469,680	$14,107	$(15,295)
Custodial administration fees, less transaction-based expenses	$9,074	$9,094	$27,441	$31,828	$(20)	$(4,387)
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

Forge defines Adjusted EBITDA as net loss attributable to Forge Global Holdings, Inc., adjusted to exclude: (i) net loss attributable to noncontrolling interest, (ii) provision for income taxes, (iii) depreciation and amortization, (iv) share-based compensation expense, (v) interest income, (vi) change in fair value of warrant liabilities, (vii) change in fair value of contingent consideration, and (viii) other significant gains, losses, and expenses such as impairments, acquisition-related transaction and reorganization costs that Forge believes are not indicative of its ongoing results.

    Forge defines Adjusted EPS as net loss attributable to Forge Global Holdings, Inc., adjusted to exclude: (i) net change in fair value of warrant liabilities and (ii) the tax effect of the adjustment at Forge’s effective tax rate from continuing operations divided by the weighted average shares outstanding for the respective periods.

The following table reconciles net loss attributable to Forge Global Holdings, Inc. to Adjusted EBITDA for the periods presented below:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net loss attributable to Forge Global Holdings, Inc.	$(18,223)	$(12,580)	$(46,975)	$(50,690)
Add:
Interest income	(609)	(803)	(2,454)	(4,511)
Provision for income taxes	(1,296)	189	(91)	772
Depreciation and amortization	1,002	909	2,897	5,345
Net loss attributable to noncontrolling interest	13	141	128	(1,188)
Share-based compensation expense	5,017	3,436	14,972	24,948
Change in fair value of warrant liabilities	(182)	294	(79)	(7,659)
Change in fair value of contingent consideration	(211)	—	(211)	—
Acquisition-related transaction costs	254	1,988	2,242	—
Other (1):	2,679	993	3,672	186
Adjusted EBITDA	$(11,556)	$(5,433)	$(25,899)	$(32,797)
(1) Other adjustments within adjusted EBITDA include loss on escrow receivable, employee severance, impairment of assets, a loss on a software contract, and other non-recurring operating expenses.
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

The following table reconciles EPS to Adjusted EPS for the periods presented below:

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net loss attributable to common stockholders, basic and diluted	$(18,223)	$(12,580)	$(46,975)	$(50,690)
Add:
Change in fair value of warrant liabilities	(182)	294	(79)	(7,659)
Change in fair value of contingent consideration	(211)	—	(211)	—
Income tax (expense) benefit of adjustment	5	(4)	(1)	115
Adjusted net loss attributable to common stockholders, basic and diluted	$(18,611)	$(12,290)	$(47,266)	$(58,234)
Weighted average shares - basic and diluted	13,341	12,474	12,785	12,151
EPS - basic and diluted	$(1.37)	$(1.01)	$(3.67)	$(4.17)
Adjusted EPS - basic and diluted	$(1.40)	$(0.99)	$(3.70)	$(4.79)
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

Change in fair value of contingent consideration

Changes in fair value of contingent consideration represent adjustments to estimated future payments related to the Accuidity acquisition. These changes are recognized in the accompanying unaudited condensed consolidated statements of operations until underlying performance conditions are met.

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

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Total revenues, less transaction-based expenses	$20,972	$27,584	$73,660	$60,382
Operating expenses:
Compensation and benefits	26,396	27,193	83,080	87,377
Other	15,125	13,226	40,433	36,569
Total operating expenses	41,521	40,419	123,513	123,946
Operating loss	(20,549)	(12,835)	(49,853)	(63,564)
Total interest and other income	1,043	585	2,915	12,458
Loss before provision for income taxes	(19,506)	(12,250)	(46,938)	(51,106)
Provision for income taxes	(1,296)	189	(91)	772
Net loss	(18,210)	(12,439)	(46,847)	(51,878)
Net income (loss) attributable to noncontrolling interest	13	141	128	(1,188)
Net loss attributable to Forge Global Holdings, Inc.	$(18,223)	$(12,580)	$(46,975)	$(50,690)

Revenue

	Three Months Ended		Nine Months Ended		Change
(in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024	QoQ	YoY
Marketplace revenue	$12,162	$18,597	$46,756	$28,912	$(6,435)	$17,844
Custodial administration fees	9,098	9,142	27,539	31,828	(44)	(4,289)
Total revenues	21,260	27,739	74,295	60,740	(6,479)	13,555
Transaction-based expenses:
Transaction-based expenses	(288)	(155)	(635)	(358)	(133)	(277)
Total revenues, less transaction-based expenses	$20,972	$27,584	$73,660	$60,382	$(6,612)	$13,278

Comparison of the Three Months Ended September 30, 2025 and June 30, 2025
Total revenues, less transaction-based expenses decreased $6.6 million, or 24%.
Marketplace revenue decreased by $6.4 million, or 35%, driven by a 44% decrease in trading volume, offset by a 40 basis point increase in net take rate. Third quarter transactional volume is historically influenced by seasonal investment behavior in the summer months. Net take rate in the three months ended September 30, 2025 was higher due to large block transactions executed at lower net take rates in the prior quarter.
Comparison of the Nine Months Ended September 30, 2025 and September 30, 2024
Total revenues, less transaction-based expenses increased $13.3 million, or 22%.
Marketplace revenue increased by $17.8 million, or 62%, driven by a 82% increase in trading volume offset, in part, by a 30 basis point decrease in net take rate. We attribute higher trading volumes to improved market dynamics that drove a diversity of new and re-engaged interest in our platform and larger average trade sizes in the current year. Net take rate for the nine months ended September 30, 2025 was lower due to large block transactions executed at lower net take rates and generally declining net take rates as trading volume increases.
Custodial administration fees decreased by $4.3 million, or 13%, driven by lower cash administration fees attributable to lower interest rates and an 3% decline in custodial client cash balances.
Operating Expenses
Compensation and benefits

	Three Months Ended		Nine Months Ended		Change
(in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024	QoQ	YoY
Salary	$13,593	$13,288	$40,215	$45,520	$305	$(5,305)
Incentive compensation and other bonus	5,226	7,381	19,240	12,058	(2,155)	7,182
Share-based compensation	5,017	3,436	14,972	24,948	1,581	(9,976)
Severance	(414)	1,212	2,121	3,626	(1,626)	(1,505)
Benefits and other	1,644	1,876	5,202	4,851	(232)	351
Total compensation and benefits	$25,066	$27,193	$81,750	$91,003	$(2,127)	$(9,253)
Comparison of the Three Months Ended September 30, 2025 and June 30, 2025
Compensation and benefits expense decreased $2.1 million, or 8%.
Incentive compensation and other bonus expense decreased $2.2 million, primarily driven by the decrease in marketplace revenue.
Share-based compensation expense increased $1.6 million due to annual grants for certain executives awarded during the period.

Comparison of the Nine Months Ended September 30, 2025 and September 30, 2024
Compensation and benefits expense decreased $9.3 million, or 10%.
Salary expense decreased $5.3 million, or 12%, due to the realization of cost initiatives taken by the Company in the second half of 2024.
Incentive compensation and other bonus expense increased $7.2 million primarily driven by the increase in marketplace revenue.
Share-based compensation expense decreased $10.0 million primarily related to lower amortization in connection with prior years' grant, delays in finalizing 2025 annual grants for certain executives and fully vested high grant date value awards from 2022, partially offset by accelerated amortization in connection with the marketplace reorganization and CFO transition.

Other Operating Expenses

	Three Months Ended		Nine Months Ended		Change
(in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024	QoQ	YoY
Technology and communications	$5,903	$4,667	$14,919	$8,894	$1,236	$6,025
General and administrative	4,049	2,144	8,447	9,447	1,905	(1,000)
Professional services	1,933	1,204	5,468	6,257	729	(789)
Advertising and market development	1,261	1,528	4,004	3,348	(267)	656
Acquisition-related transaction costs	254	1,988	2,242	—	(1,734)	2,242
Depreciation and amortization	1,002	909	2,897	5,345	93	(2,448)
Rent and occupancy	723	786	2,456	3,278	(63)	(822)
Total other operating expenses	$15,125	$13,226	$40,433	$36,569	$1,899	$3,864
n/m not meaningful

Comparison of the Three Months Ended September 30, 2025 and June 30, 2025
Other operating expenses increased $1.9 million, or 14%.
The increase was primarily driven by non-recurring charges, including a $1.2 million impairment of noncancelable service contracts in technology and communications, and a $1.1 million settlement of receivables held in escrow within general and administrative expenses. These were partially offset by a reduction in acquisition-related costs tied to the Accuidity acquisition, most of which were incurred in the prior quarter.

Comparison of the Nine Months Ended September 30, 2025 and September 30, 2024
Other operating expenses increased by $3.9 million, or 10.6% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Acquisition-related costs in connection with the Accuidity acquisition that closed on July 1, 2025, higher advertising and market development expenses and higher technology and communication expense for offshore third party software engineers were offset by lower depreciation and amortization, rent and occupancy and professional services expenses.

Other operating expenses in the nine months ended September 30, 2025 also included non-recurring charges of $1.2 million impairment of noncancelable service contracts in technology and communications, and a $1.1 million settlement of receivables held in escrow within general and administrative expenses, while other operating expenses in the nine months ended September 30, 2024 included $2.8 million in legal settlement costs recorded in general and miscellaneous expense and a $0.2 million right-of-use asset impairment charge recorded in rent and occupancy expense.

Total interest and other income

	Three Months Ended		Nine Months Ended		Change
(in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024	QoQ	YoY
Interest income	609	$803	$2,454	$4,511	$(194)	$(2,057)
Change in fair value of warrant liabilities	182	(294)	79	7,659	476	(7,580)
Change in fair value of contingent consideration	211	—	211	—	211	211
Other income, net	41	76	171	288	(35)	(117)
Total interest and other income	$1,043	$585	$2,915	$12,458	$458	$(9,543)
Comparison of the Three Months Ended September 30, 2025 and June 30, 2025
Interest income declined $0.2 million driven by lower investment yields and declining cash and cash equivalent balances.
Changes in the fair value of warrant liabilities were driven by changes in key valuation assumptions including the Company's share price and share price volatility as of the valuation dates. For the three months ended September 30, 2025, the Company recognized a $0.3 million loss from warrant revaluations, in comparison to a $0.2 million gain for the three months ended June 30, 2025. See Note 3, "Fair Value Measurements" of the notes to our unaudited condensed consolidated financial statements.
Changes in the fair value of contingent consideration were driven by changes in key valuation assumptions including the Company's share price and share price volatility as of the valuation dates. For the three months ended September 30, 2025, the Company recognized a $0.2 million loss from contingent consideration revaluations compared to no prior quarter activity as the acquisition of Accuidity had not yet occurred. See Note 3, "Fair Value Measurements" of the notes to our unaudited condensed consolidated financial statements.

Comparison of the Nine Months Ended September 30, 2025 and September 30, 2024
Interest income decreased $2.1 million driven by lower investment yields and declining cash and cash equivalent balances.
Changes in the fair value of warrant liabilities were driven by changes in key valuation assumptions including the Company's share price and share price volatility as of the valuation dates. The unfavorable change of $0.1 million in the fair value of warrant liabilities in the current year compares to the favorable change of $7.7 million in the prior year.
Changes in the fair value of contingent consideration were driven by changes in key valuation assumptions including the Company's share price and share price volatility as of the valuation dates. The unfavorable change of $0.2 million in the fair value of contingent consideration in the current year compared to no prior year activity as the acquisition of Accuidity had not yet occurred.
Liquidity and Capital Resources

We have financed our operations primarily through revenue from operations and issuances of securities. Our primary requirements for liquidity and capital are to finance working capital and capital expenditures.

As of September 30, 2025, our principal sources of liquidity are our cash and cash equivalents balance of $32.3 million and investments of $28.4 million.

We believe our existing liquidity as of September 30, 2025 will be sufficient to meet our operating working capital and capital expenditure requirements for the next twelve months and the foreseeable future. Our future equity and financing requirements will depend on many factors including our growth rate, the timing and extent of spending to support development of our platform, and the expansion of sales and marketing activities. Although we currently are not a party to any financing agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.

We intend to continue to make investments in product development, sales efforts, and additional general and administrative costs in connection with operating as a public company. We expect to continue to maintain financing flexibility in the current market conditions. As a result, we may require additional capital resources to execute strategic initiatives to grow our business. Pursuant to the Schwab Merger Agreement, we have agreed to various covenants and obligations, including, among others, to conduct our business in all material respects in the ordinary course between the execution of the Schwab Merger Agreement and the closing of the Merger. Outside of certain limited exceptions, we may not take certain actions without Schwab’s consent, including: (i) acquiring businesses and disposing of significant assets, (ii) incurring expenditures above specified thresholds, (iii) incurring debt above specified thresholds, (iv) issuing additional securities, or (v) repurchasing shares of our outstanding common stock. We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs or capital expenditure requirements.

Investments

Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We invest in highly-rated debt securities that are considered held-for-trading investments with average duration in the portfolio of less than 3 months and a maximum maturity of 6 months. Based on our investment positions as of September 30, 2025, a hypothetical 100 basis point increase in interest rates across all maturities would not be significant. Losses would only be realized if we sold the investments prior to maturity or in the event of a default by the issuer.

We seek to reduce credit risk through prudent asset selection, actively monitoring our investment portfolio and the underlying credit quality of our holdings. Our pre-acquisition due diligence and processes for monitoring performance include the evaluation of, among other things, credit and risk ratings.

Share Repurchase Program

In March 2025, our board of directors approved a share repurchase program of up to $10.0 million. During the three and nine months ended September 30, 2025, we have repurchased 314,701 shares at an average price of approximately $13.15 per share and approximately $5.9 million remains available for repurchase under the share repurchase program.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in:
Operating activities	$(31,959)	$(32,633)
Investing activities	$(36,960)	$5,719
Financing activities	$(5,044)	$(3,370)

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2025 of $32.0 million was primarily driven by our net loss of $46.8 million, adjusted for non-cash charges of $21.3 million and net cash outflows of $6.5 million in connection with changes in our operating assets and liabilities. Non-cash charges primarily consist of share-based compensation, depreciation and amortization, amortization of right-of-use assets, loss on software contracts, changes in fair value of warrant liabilities, and changes in fair value of contingent consideration. Cash outflows in connection with changes in our operating assets and liabilities are primarily driven by payment of annual incentive compensation and higher accounts receivable, net as a result of higher revenue.

Cash used in operating activities for the nine months ended September 30, 2024 of $32.6 million was primarily driven by our net loss of $51.9 million, adjusted for non-cash charges of $25.0 million and net cash outflows of $5.8 million in connection with changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, a decrease in the fair value of warrant liabilities, and depreciation and amortization. The main driver of the cash outflows from the changes in operating assets and liabilities was related to an increase in prepaid expenses and other assets of $2.2 million attributable to payment of annual corporate insurance premiums and legal defense costs recoverable under an indemnification claim and a decrease in operating lease liabilities of $1.8 million.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2025 of $37.0 million was primarily driven by investment of excess corporate cash balances into short-term investments.

Cash provided by investing activities was $5.7 million for the nine months ended September 30, 2024, which consisted primarily of cash received for the maturity of term deposits.

Financing Activities

Cash used in financing activities was $5.0 million and $3.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, and relates to share repurchases and stock option and other equity award activities and settlements.

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

We performed our annual goodwill impairment test as of October 1, 2024 and a quantitative assessment as of December 31, 2024. The Company used a qualitative assessment as of September 30, 2025. The qualitative analysis evaluated factors, including, but not limited to, economic, market and industry conditions and the overall financial performance of the reporting unit. Based on the results of our qualitative impairment assessment, we concluded that it is more likely than not that the fair value of our reporting unit sufficiently exceeded its carrying value and as such, did not require further assessment. No impairment charges were recognized during the nine months ended September 30, 2025 and September 30, 2024.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to the material weakness in internal control over financial reporting that was disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

Notwithstanding the previously identified material weakness, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all materials respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, under the oversight of the Audit Committee of our board of directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

Remediation Efforts

The following remediation actions have been taken as of September 30, 2025:

•Reconciliation and review control requirements over the number of outstanding warrants at each valuation date;

•Controls related to its monthly and quarterly analysis of valuation inputs and assumptions to enhance the precision of its analytical reviews to assess whether the impact of new, significant or unusual transactions are properly reflected in the financial statements; and
•Incorporated an accounting and disclosure risk assessment process and control for the Company's review of new, unusual or significant transactions and their related accounting and disclosure impacts.

While significant progress has been made to improve internal controls and address the underlying cause of the material weakness, we are still in the process of implementing and testing these remediated processes, procedures and controls. Additional time is required to complete our assessment. We believe the above actions will be effective in remediating the material weakness, however, the material weakness cannot be considered remediated until controls operate for a sufficient period of time and our management has concluded, through testing, that the controls are operating effectively. As such, our management was unable to conclude that the material weakness has been remediated as of September 30, 2025, and therefore has concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

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

Item 1A. Risk Factors

Other than the risk factors noted below, there have been no material changes from the risk factors previously described in the section titled "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year December 31, 2024.

The announcement and pendency of our agreement to be acquired by The Charles Schwab Corporation may have an adverse effect on our business, operating results and our stock price, and may result in the loss of employees, customers, suppliers, and other business partners.

On November 5, 2025, we entered into an Agreement and Plan of Merger (the “Schwab Merger Agreement”) by and among the Company, The Charles Schwab Corporation, a Delaware corporation (“Schwab”), and Ember-Falcon Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Schwab (“Merger Sub”), pursuant to which, among other things, on the terms and subject to the conditions set forth in the Schwab Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Schwab. We are subject to risks in connection with the announcement and pendency of the Merger, including, but not limited to, the following:
•market reaction to the announcement of the Merger;
•market assessments of the likelihood that the Merger will be consummated;
•the merger consideration paid per share will not be increased to account for any positive changes in our business, assets, liabilities, prospects, outlook, financial condition, or results of operations during the pendency of the Merger, including any successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•potential adverse effects on our relationships with our current customers, suppliers and other business partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Merger;
•the pendency and outcome of the legal proceedings that may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Schwab Merger Agreement; and
•the possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us.

The Merger is subject to certain conditions, some or all of which may not be satisfied, and the Merger may not be completed on a timely basis, if at all.

The obligations of the Company and Schwab to complete the Merger are subject to the satisfaction or waiver of a number of conditions, including, among others, (i) the expiration or termination of the applicable waiting period under the HSR Act and receipt of certain other regulatory approvals customary for a transaction of this type, (ii) the adoption of the Schwab Merger Agreement by the Requisite Company Vote (as defined in the Schwab Merger Agreement) of our stockholders; and (iii) since the date of the Schwab Merger Agreement, no material adverse effect has occurred and is continuing.

Although we and Schwab have agreed in the Schwab Merger Agreement to use our reasonable best efforts to consummate the Merger as promptly as practicable, many of the closing conditions are not within our or Schwab’s control, and neither company can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to November 5, 2026, it is possible that the Schwab Merger Agreement will be terminated. The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within the expected timeframe. There can be no assurance that all closing conditions will be satisfied or waived, or that the Merger will be completed, within the expected timeframe or at all.

If the parties determine to waive any of the conditions to the closing of the Merger, such decision may have an adverse effect on us and our stockholders.

Failure to complete the Merger could negatively affect our stock price and our future business and financial results.

If the Merger is not completed, our ongoing business, financial condition, financial results and stock price may be materially adversely affected. Without realizing any of the benefits of having completed the Merger, we will be subject to a number of risks, including the following:
•the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the Merger will be completed;
• we may experience negative reactions from our employees and may not be able to retain key management personnel and other key employees;
•we will have incurred, and will continue to incur, significant non-recurring costs in connection with the Merger that we may be unable to recover;
•we may experience negative reactions from the financial markets or from suppliers, customers and regulators;
•time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities for us;
•we could owe a termination fee of $25.74 million (the “Termination Fee”) to Schwab under certain circumstances;
•if the Schwab Merger Agreement is terminated and our board of directors seeks another business combination, there can be no assurance that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms to which Schwab has agreed in the Schwab Merger Agreement; and
•litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us or Schwab to perform our and their respective obligations pursuant to the Schwab Merger Agreement.

If any of these risks materialize it could materially adversely impact our ongoing business, financial condition, financial results and stock price. Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Merger.

We will incur significant transaction costs in connection with the Merger.

We have incurred and are expected to continue to incur a number of non-recurring costs associated with the Merger. These costs have been, and will continue to be, substantial and, in certain cases, will be borne by us whether or not the Merger is completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to legal and financial advisors. Any litigation that may result from the announcement, pendency or completion of the Merger has the potential to impose additional substantial expenses on us. If the Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Merger for legal and accounting fees and other costs and expenses, much of which will be incurred even if the Merger is not completed. If our board of directors (acting upon the recommendation of the independent and disinterested special committee of the board of directors) has determined in good faith (after consultation with outside legal counsel and its financial advisors) that an acquisition proposal constitutes a Superior Proposal (as defined in the Schwab Merger Agreement), then we may terminate the Schwab Merger Agreement to enter into an agreement with respect to such Superior Proposal, subject to compliance with the procedures specified in the Schwab Merger Agreement and payment of a termination fee of the Termination Fee.

If the proposed Merger is not completed, we may explore other potential transactions, but alternatives may be less favorable to us.

Completion of the Merger will require significant time, attention, and resources of our senior management and others within the Company, potentially diverting their attention from other business opportunities that might benefit us. If the proposed Merger is not completed, the Company may explore other strategic alternatives with another party or parties. An alternative transaction may have terms that are less favorable to us than the terms of the proposed Merger, or we may be unable to reach agreement with any third-party on an alternate transaction that we would consider to be reasonable. Any future transaction may be subject to further stockholder approval, and there is no guarantee that we would be able to obtain such stockholder approval in favor of any such sale or other transaction.

We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business, operating results and our stock price.

Under the terms of the Schwab Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, generally requiring us to conduct our businesses in all material respects in the ordinary course of business, to use reasonable best efforts to cooperate in seeking regulatory approvals, and to not engage in certain specified activities without Schwab’s prior consent. We may find that these and other obligations in the Schwab Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think such responses may be advisable. Such limitations could adversely affect our business, operating results and our stock price and our perceived acquisition value, regardless of whether the Merger is completed. These risks described may be exacerbated by delays or other adverse developments with respect to the completion of the Merger.

Litigation relating to the proposed transaction may be filed against us and our board of directors in the future, which could prevent or delay the completion of the proposed transaction or result in the payment of damages.

Lawsuits arising out of or relating to the Schwab Merger Agreement may be filed in the future. The outcome of any litigation is uncertain and any such lawsuits could prevent or delay the Merger. Accordingly, if a plaintiff is successful in obtaining an injunction, then such injunction may prevent the Merger from being completed, or from being completed within the expected timeframe.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Information required by Item 701 of Regulation S-K as to all unregistered sales of equity securities of the Company during the period covered by this Report have previously been included in Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

Exhibit Index

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1§	Agreement and Plan of Merger, dated July 1, 2025, among the Company, Accuidity, LLC, and the other parties thereto.	10-Q	2.1	August 7, 2025
10.1§	Office Lease, dated October 14, 2025, by and between Four Embarcadero Center Venture and Forge Global, Inc.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

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

Forge Global Holdings, Inc.

Date: November 13, 2025	By: /s/ Kelly Rodriques
Kelly Rodriques
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By: /s/ James Nevin
James Nevin
Chief Financial Officer (Principal Financial Officer)